Form 10KSB
period 1999-12-31
PHOTOLOFT COM
filed 2000-03-30
CIK 1086722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

        For  the  fiscal  year  ended  December  31,  1999

[  ]    TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF  1934

        For  the  transition  period  from  ________  to  ________.

        Commission  file  number:  0-266932
                                   --------


                                  PHOTOLOFT.COM
                                  -------------
                 (Name of Small Business Issuer in Its Charter)

     Nevada                                             87-0431036
     ------                                             ----------
(State  or  Other  Jurisdiction  of        (I.R.S. Employer Identification No.)
 Incorporation  or  Organization)

          300 Orchard City Drive, Suite 142, Campbell, California 95008
          -------------------------------------------------------------
               (Address of Principal Executive Offices)  (Zip Code)

Issuers  Telephone  Number:  (408)  364-8777
                             ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                      None
                                      ----
                                (Title or Class)

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title or Class)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)     Yes [ X ] No [   ]

                           (2)     Yes [   ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $254,500
                                                                  --------

As of March 15, 2000 the approximate aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant was $14,610,324 (based upon the closing price for shares of the registrant's common stock as reported by OTC Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2000, the registrant had 12,881,875 shares of common stock, $0.001 par value per share, outstanding.

Transitional  Small  Business  Disclosure  Format  [  ]  Yes;  [ X ]  No

                                  PHOTOLOFT.COM

                                   FORM 10-KSB

                                  TABLE OF CONTENTS

PART I.
-------

ITEM 1.    Description of Business                                                                     4
ITEM 2.    Description of Property                                                                    24
ITEM 3.    Legal Proceedings                                                                          24
ITEM 4.    Submission Of Matters To A Vote Of Security Holders                                        25

PART II.
--------

ITEM 5.    Market For Common Equity and Related Stockholder Matters                                   26
ITEM 6.    Management's Discussion and Analysis or Plan of Operation                                  30
ITEM 7.    Financial Statements                                                                       41
ITEM 8.    Changes In and Disagreements With Accountants On Accounting and Financial Disclosure       41

PART III.
---------
ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;ComplianceWithSection 16(a)
           of the Exchange Act                                                                        42
ITEM 10.   Executive Compensation                                                                     46
ITEM 11.   Security Ownership Of Certain Beneficial Owners and Management                             49
ITEM 12.   Certain Relationships and Related Transactions                                             50
ITEM 13.   Exhibits and Reports On Form 8-K                                                           53

                                     PART I
                                     ------


     This Form 10-KSB contains forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties, including information included under Items 1 and 6 of this Form 10-KSB, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Factors Affecting Our Operating Results, Business Prospects and Stock Price" in
Item  6.


ITEM  1.  DESCRIPTION  OF  BUSINESS

     PhotoLoft.com is a photo-sharing and digital imaging e-commerce "community", meaning that individuals with access to the Internet can store, view and share their personal photographic images on pages located on the World Wide Web which we maintain and can be accessed from our web site at www.photoloft.com. As a result, our web site is a "community" of pages on the World Wide Web with images collected from around the world. Our primary focus is a business-to-business model, whereby we make digital imaging available to other businesses . In doing that, we also maintain pages on the World Wide Web for other companies that wish to utilize our digital imaging capabilities.

     Our viewing and printing technology allows users to access and print their personal images quickly, easily and inexpensively. We organize the images on our web site by areas of interest. For example, a visitor interested in forests can access our web site and choose to view a selection of web pages that includes images of forests. Visitors to the pages within our web site can choose from over 90 categories in which to catalogue their images and view others. This provides users with a quick reference point to access images of interest to them. This also enhances our ability to attract advertisers to the pages within our web site.

     We generate advertising revenue when advertisers purchase space on the pages within our web site to post their own images and messages advertising their products or services. The organization of images on the pages within our web site allows potential advertisers the opportunity to target their audience.

We also offer an e-commerce program through which we market and sell a variety of photo-personalized gifts, customized greeting cards, and prints in standard photographic sizes as well as poster sizes.

BACKGROUND

     Although our company was originally formed in November 1993, we adopted our current business model, which is described in the previous paragraph, in June 1998. In that regard, we are very much like a start-up company and we have received minimal revenues since the adoption of our new business model.

     Under our previous business model, we operated under the corporate name, AltaVista Technology, Inc. Alta Vista's business model was formed to take advantage of the burgeoning need for fun and creative applications for the Internet. The market place was rapidly leaving behind cumbersome computers that required highly trained operators and was turning to PC-based computing that allowed people with average computer skills to enter a new world. AltaVista began developing imaging software that made computing even more fun, and the various products that were designed and marketed brought images to life on the computer. In 1995 AtlaVista introduced Howdy!, the world's first ever multi-media e-mail tool. Still being shipped today, the software was an instant success because it was engaging, fun and easy to use. As a component of this product, AltaVista also established web pages via e-mail. Over the years, AltaVista developed and marketed the following products:

     Howdy!  -  an  electronic  postcard  maker  for  Windows  PCs
     Howdios - additional postcards for Howdy! owners available on line Webcannon! - a system allowing users to create web pages
     Media Wrangler - a software tool allowing users to create emails which include graphics and animation.
     SmartNet  Singles  -  thematic  Internet  access  kits
     Internet Suite - a suite of products designed to get users up and running quickly and easily on the Internet.

     As a software developer, AltaVista followed the traditional revenue model of bundling its software with original equipment manufacturers. As that market evolved into a non-revenue source, we began exploring new ways to bring products to market at a profit. This coincided with the phenomenal growth of the Internet and the evolution of Internet users who were rapidly beginning to utilize the medium as a source of entertainment as well as information. The expertise of AltaVista was clearly in Internet imaging technology and the decision was made to aggregate images into a photo-sharing community.

     In August 1998 we sold our URL, AltaVista.com, to Digital Equipment, now Compaq Computer, and changed our name to PhotoLoft.com, Inc., a California corporation. The official launch of our new web site was in February 1999, the same month that Photoloft.com, Inc. entered into a reorganization with Data Growth, Inc., a non-operating public company incorporated in Nevada. Under the terms of the reorganization, Photoloft.com, Inc. shareholders received shares of

Data Growth in exchange for their shares of common stock, Photoloft.com, Inc. became a wholly-owned subsidiary of Data Growth, all of the executive officers and directors of Data Growth resigned, the executive officers and directors of Photoloft.com, Inc. became the executive officers and directors of Data Growth, and Data Growth changed its name to PhotoLoft.com. See "Item 12. Certain Relationships and Related Transactions." All of our business is currently conducted through Photoloft.com, Inc. Our principal executive offices are located at 300 Orchard City Drive, Suite 142, Campbell, California 95008 (telephone: 408-364-8777).

PHOTO  PROCESSING  TECHNOLOGY

     The continuing evolution of the Internet as an entertainment medium coupled with rapid advances in technology are working together to create a very different photo processing model that the traditional chemical film based model. Typically, photographers drop their used film at a photo processor, return at a later date to retrieve it, make decisions for additional copies of certain photographs and then return several days later to get those as well. Digital photography, the Internet and advances in printing technology are changing that model.

     As prices have dropped, sales of digital cameras have increased dramatically as they become more accessible to more people. A Lyra Research Report issued in October 1999 estimated that worldwide sales of digital cameras would reach over 18.7 million units by 2002, compared with approximately 5.67 million units in 1998. In Japan today, sales of digital cameras exceed those of film-based cameras.

     Developers of printers continue to focus on creating crisp, clear prints delivered via the home printer at affordable prices. Companies like Hewlett-Packard derive more revenue from ink sales than printer sales, and printers that provide consumers with excellent images, using a lot of ink in the process, help to drive the technology.

     The pages within our web site allow visitors to place digital images captured by their digital cameras onto the Internet so that others can view the images by down-loading them from the pages within our web site. Additionally, traditional film-based photos can easily be scanned onto the Internet. A visitor can then choose to print the photos of choice from the comfort of his or her own computer. This avoids getting unwanted photos, provides an excellent storage place for the images, and ensures that photos can be found and reprinted at any time. Using our software, the prints made will be to the highest resolution of the printer, which typically provides photo-finish quality prints. All printers shipped by Epson and Hewlett-Packard in the U.S. in 1999 have this capability. The printer prices start at $250. In addition, users can designate what standard photographic size they prefer, anything from wallet to 8"x10".

     In addition, on-line proofing is becoming more popular as photo-finishers are bowing to the digital age. Working with our customers Pakon and Canon U.S.A., we have developed a DealerLoft product that allows photo-finishers to scan the images into a temporary on-line storage location (hosted by PhotoLoft.com). Customers have 30 days to move images into permanent PhotoLoft.com files and can order prints directly from the Web site. At the labs' and consumers' discretion, the prints are mailed to the consumer or picked up at the lab.

THE  INTERNET

     The move from a chemical-based photo solution to a digital one coincides with the explosive growth of the Internet into a significant global medium for entertainment, communications, news, information and commerce. Commercialization of the Internet began in the mid-1980s, with e-mail providing the primary means of communication. However, it was the Internet's World Wide Web, which provided a means to link text and pictures, that has led to the blossoming of e-commerce and sparked the explosive growth of the Internet in the 1990s. Today, according to NewMedia, at least 100 million people in 135 countries send and receive information, and purchase products and services, through the Internet.

     While a number of factors have contributed to the continued growth of the Internet, several specific trends have been particularly important. The first has been the emergence of community web sites. Community sites provide a platform for gathering the rapidly increasing volume of personalized content created by Internet users. Online communities also provide a single online destination where like-minded users can interact and quickly find pertinent information, products and services related to their particular needs. Community sites generally offer free services including access to e-mail accounts, chat rooms, message boards, news and entertainment. Through these features, community sites can provide Internet users with the same opportunities for expression, interaction, sharing, support and recognition that they seek in the everyday world. A successful community will accomplish these goals and create a base of loyal members who will collaborate in the evolution of the site as their needs and interests change and expand.

     To date, advertisers on the Internet have typically used traditional navigational sites and professionally created content sites to promote their products and services online. However, online communities allow them to reach highly targeted audiences within a more personalized context, thus providing the opportunity to increase advertising efficiency and improve the likelihood of a successful sale. Moreover, advertisers can track more accurately the effectiveness of their advertising messages by receiving reports of the number of end users exposed to their advertisements as well as the number of end users who move directly to the web site being advertised.

OUR  SOLUTION

     For Internet consumers, PhotoLoft.com provides an online photo-sharing community that continues to meet the evolving needs of the marketplace. It is attractive to photographers of all types, from professional to neophyte, who want to share their images, solicit comments on their photos, browse others' pictures and participate in photo-personalized e-commerce or simply take advantage of a convenient solution for purchasing digital imaging supplies. In addition, our advanced viewing technology allows users to study photos from a number of different angles and our printing technology allows them to print photo-finish quality prints from their home or office printers. For business partners, PhotoLoft.com brings a unique solution to the questions of how to make their sites more interesting and ultimately more appealing to their users. No other photo-sharing web site on the Internet currently offers this broad combination of products and services to meet all of these needs.

CONSUMERS

     Our solution is timed to take advantage of the growing popularity of online communities. Our web site offers an entry point to the Internet for users interested in digital imaging. In addition, our efforts to develop an entertaining community site are positioning us well to capture a share of the next generation of Internet users who will be looking to the Internet for reasons other than information. Internal statistics show that as an entertainment medium and web site, we are not only successful at attracting users, but we also keep them on the site for long periods of time and keep members once they upload their images. These statistics have been supported by the findings of PCData Online, which indicate that users spend an average of three minutes viewing the pages within our web site. Sharing photos with family and friends; being able to browse other photos and comment on them; and being able to correspond with other photography buffs, all combine to make our web site a popular community with a promising future with new members.

     We have also developed a multi-faceted e-commerce solution that will appeal to users looking for photo-personalized gifts and greeting cards. A primary component of our e-commerce program is prints and reprints. As on-line proofing becomes more popular, consumers are opting to choose which photos they want prints of via the Internet. PhotoLoft.com facilitates the ordering, printing and delivery of those prints. Another component of the e-commerce program is in place today and offers customers a choice of 15 photo-personalized gift items. For example, end users can purchase shirts, coffee mugs or puzzles with their photographs printed on them. Yet another facet of our e-commerce program is photo-personalized cards, which are greeting cards with particular photographs printed on them which include personalized greetings drafted by the purchaser. The unique design of this program allows PhotoLoft.com to generate advertising revenue by displaying banner advertisements while customers create their product, as well as e-commerce revenues once the end user purchases the product using their credit card. The next component of the e-commerce solution will include on-line sales of digital imaging products such as cameras, scanners and printers and will be implemented over the next year. In addition, we will offer printing paper and ink cartridges for sale at costs competitive with more traditional retail outlets.

ADVERTISERS

     PhotoLoft.com offers a highly focused web site, which is particularly attractive to advertisers. Advertisers purchase space on the pages within our web site to post their own images and messages advertising their products or services. The fee for the advertisements is based upon the number of times a particular advertisement is displayed to a visitor accessing our site and the aggregate number of visitors that are exposed to the advertisement. The organization of images on the pages within our web site allows potential advertisers the opportunity to target their audience. Through our 90 different categories of photographs, advertisers can choose to target their audience as much or little as possible. Combined with PhotoLoft.com's community, which sponsors contests and provides information and news about digital imaging, the web site is a very attractive option for advertisers that can choose traditional banner advertising on ultra-targeted pages or sponsorships of the various activities available at the site. Sponsorships tend to be long-term relationships between companies with increased opportunities for revenue than simple banner advertisements that involve the placement of a banner on the web page being viewed by an end user.

BUSINESS  PARTNERS

     The PhotoLoft.com web site attracts users who are interested in photography and would like to share that interest with others. As members join PhotoLoft.com they upload images and return to our web site several times to view the images as opposed to some online communities where it is easy to switch to a competitive site. As discussed by PCData Online, statistics show that PhotoLoft.com is a "sticky" site, in that it attracts users for an average of three minutes per visit, a very important point for advertisers on the web site. Examining photos takes more time than simply scanning most web sites. Also, PhotoLoft.com users then zoom in on or pan the image they have chosen an average of three times. This feature is very important because each time it is accessed it increases the total amount of time a user is on the site. These two factors combined have made PhotoLoft.com very attractive to other web sites and businesses that are constantly looking for ways to increase the traffic on their web sites, create "stickier" web sites and provide a more entertaining experience. To meet this need, PhotoLoft.com developed strategies and procedures for capitalizing on a number of co-branding and private label opportunities.

     The final component of the e-commerce solution involves PhotoLoft.com-enabled e-commerce. This product is being developed on demand from professional photographers, who will utilize PhotoLoft.com to display photos taken for events. Potential customers can browse the photos in a PhotoLoft.com album created by the photographer and then print directly from the web site. The photographer will be reimbursed based upon the number of photos printed. Targeted markets for this include sports photographers, wedding photographers and event producers.


TECHNOLOGY

     What makes our site truly useful to users is the technology. Our software greatly simplifies the task of displaying images on the Internet. End users can view small images of several photographs before deciding to enlarge a particular photograph. End users can also compress the image and forward it to a friend. We have also taken Internet digital imaging a step further with our advanced viewing capabilities. Users can zoom in on or pan an image, allowing them to observe even the tiniest details or enjoy the full panorama of a photo. This technology, which is compatible with all on-line auction sites, makes us particularly popular with bidders closely scrutinizing their potential purchases. In addition, to take full advantage of the digital revolution, we allow users to print their pictures at home. This home photo processing is comparable to the current photo finish quality, and is cost competitive with the traditional model of film processing with the added advantages of allowing users the convenience of printing only the photos they want, at the sizes they designate from the comfort of their homes.

STRATEGY

     In order to achieve our goal of becoming the most complete photo-sharing e-commerce community on the Internet, we have implemented a multi-faceted strategy to enhance the content and features available on our web site, increase the amount of traffic on our site, expand advertising sales and sponsorships, and develop a variety of e-commerce solutions.

ENHANCE  OUR  ONLINE  COMMUNITY

     We continue to evolve our site to offer the latest in technology as well as the latest trends in Internet communities. Recently, we began to aggressively upgrade the look and feel of our site, creating new and popular contests and encouraging users to comment on photos using a "guest books" feature which allows an end user to write comments about a given photo and post those comments for others to read. We have also brought new users to the site through an e-invitation e-mail program which allows end users to send emails to other users inviting them to view photos at Photoloft.com

     New developments trend into two distinct arenas: technology and entertainment. Technically, we are working to add new features that enhance our web site, such as advanced image editing which will allow users to manipulate photographs to crop the images or eliminate red-eye, for example, and simplified image uploading. We realize that to be successful, we must have an extremely easy, user-friendly site. We recently instituted a "feedback" page on the site that allows users to communicate their ideas easily and quickly with us. Many of our new enhancements will be derived from this user interface. We are also working to cut the costs of technology. As our web site continues to grow we can achieve many cost efficiencies. For example, our engineers are working to lower our operating by developing new technologies for image hosting. Finally, we are devoted to Internet image hosting, and as that develops, we plan to remain on the forefront of the technology.

     Perhaps even more important is the entertainment component of the site. We are constantly on the lookout for new ideas that will enhance the community experience for our users. In the very near term we anticipate adding additional contests, an automated address book for emailing purposes and private communication between membersDuring the second quarter of 2000, we plan to bring on e-marketing staff that will continue to develop member newsletters, contests and digital imaging content to make our site even more interesting and useful to members.

TRAFFIC  GENERATION

     We have made a strategic decision to make traffic generation our top priority. In order to accomplish this, we intend to enter into co-branding and private label web site linking relationships with other companies. A co-branded web site is composed of a collection of web pages within our web site that include our Photoloft.com brand features as well as the brand features of the company that contracts with us. This collection of pages is also linked to the other company's web site. Thus, end users are exposed to the brand features of two or more companies in equal amounts. On the other hand, a private label web site is composed of a collection of web pages within our web site which includes only the brand features of the company that contracts with us. As a result, end users are not made aware of the fact that they are visiting a collection of web pages within our web site. The only indication that we have any involvement with a private label web site is the following statement, usually located towards the bottom of a web page: "powered by PhotoLoft.com".

     Currently, we have over 80 co-brands and private labels launched. We also intend to develop co-branding relationships with original equipment manufacturers of digital imaging equipment. We currently enjoy successful partnerships with original equipment manufacturers of digital cameras, scanners, printers and other digital photography equipment, including, Pakon, Canon U.S.A., Epson, and Hewlett-Packard. Our partners ship copies of our software with new equipment; advertise PhotoLoft.com on their boxes; feature our site in box inserts and/or user guides; create links from their web sites; and/or upload directly to PhotoLoft.com from their commercial scanners.

     Typically original equipment manufacturer relationships are manifested as co-branded web pages, whereby users on the original equipment manufacturer partner's home page can click through to a page featuring the original equipment manufacturer's branding along with PhotoLoft.com branding. As users browse through the page and take advantage of all our unique features, they constantly see both the brands of the original equipment manufacturer and PhotoLoft.com. This is very popular with original equipment manufacturer's that understandably are reluctant to send potential customers to another web site. PhotoLoft.com, the original equipment manufacturer and the user are all winners: we grow our user base and image bank; the original equipment manufacturer is perceived as offering a value-added service; both companies share in the revenue generated by advertising sales and e-commerce; and the user has an opportunity to join our community. See "Marketing and Promotion--Co-Branding Agreements."


     We are currently striving to increase the amount of private label relationships we have. This concept was pioneered when we developed a private label site for the Walt Disney Company in conjunction with Disney's launch of "A Bug's Life." Under this concept, a partner company, such as Disney, can commission us to create a collection of pages within our web site that is branded exclusively for them, giving users the impression they have never left the original site. As an added feature, the private label partner can specify parameters for the pages, including content and advertising. The advantages of a private label site are numerous for both the partner and us. The partner has total control over the site, including tight security, the chance to communicate with visitors and reinforce its brand. We add to our image bank, enjoy additional traffic and participate in revenues generated via e-commerce and advertising sales.

     Our private label program allows partners to choose how to feature PhotoLoft.com or offer its services. That way, we are not a competitor, but a value-added supplier and partner. As we add private label agreements, PhotoLoft.com will quickly become the digital imaging host for the Internet. See "Marketing and Promotion--Private Labeling Agreements."

ADVERTISING

     As advertising costs continue to spiral upward, savvy advertisers are constantly on the lookout for innovative ways to deliver their message to increasingly targeted audiences. The Internet is an excellent medium for this targeted advertising and our web site is an ideal program, acting as an electronic alternative to printed photo magazines. Advertisers purchase space on the pages within our web site to post their own images and messages advertising their products or services. The fee for the advertisements is based upon the number of times a particular advertisement is displayed to a visitor accessing our site and the aggregate number of visitors that are exposed to the advertisement. The organization of images on the pages within our web site allows potential advertisers the opportunity to target their audience. For example, a maker of hiking boots may wish to expose its advertisements to users with an interest in forests. On our web site, it can accomplish this by including its advertisements on pages which include images within the "forests" category of our site.

     Our unique design allows users to generate numerous impressions based on just one picture. Users publishing complete albums create an exponential number of impressions. Each additional impression allows an advertiser to display a new image to our visitors and increases our revenue.

E-COMMERCE

     E-commerce is a growing phenomenon of the Internet and we intend to take advantage of this opportunity by offering convenience and quality to buyers. We currently offer a wide selection of prints, photo-personalized greeting cards and photo-personalized gifts., See "Products and Services--E-Commerce."

PRODUCTS  AND  SERVICES

OUR  WEB  SITE

     Our web site at Photoloft.com was created to give our members a collection of web pages on which to place and store their pictures; a way to categorize their memories; and a mechanism for sharing their photos. Members can store photos on pages within our web site; utilize the site's album metaphor to organize the photos; and either view them on-line, through high quality output devises such as television, or print them using our print technology.

     Once users arrive at our site, navigating the different pages is quite simple. Immediately, users can opt to sign up, upload their photos or search for a specific album. Following this lead navigation bar, users can scroll through the 90 photographic categories ranging from animals to news to travel. Views of photos are only a click away. Users choosing to upload a photo must first join PhotoLoft.com by completing a very brief registration form and agreeing to the site's terms and conditions. Once that is handled, users can load their images three ways, via the digital camera, scanning or emailing the image. They are automatically stored in an "album" which can be edited and manipulated very easily at any time. In addition, our current relationships with Pakon and Canon U.S.A. allow members to upload photos to PhotoLoft.com utilizing local photo-finishers equipped with Pakon scanners or the Canon Hyper Photo Network.

     One of the unique and attractive features of our web site is the community experience. The importance of community cannot be underestimated: Internet users are looking for interaction and the "community" experience fulfills that need. The longer users stay on the site, the more opportunity web sites have to raise advertising and other revenue. Our site currently features 90 categories of images that users can browse through. These categories represent the top subjects that photographers typically photograph. In addition to giving users a convenient way to view photos, the segmentation is attractive to potential advertisers that can use the categories to target audiences. For example, pet food ads can be featured on the "Pet" section of our site. The categories also help draw viewers deeper into the site, increasing the number of impressions received and the number of images served. This, in turn, makes our site particularly attractive for advertisers, thereby increasing opportunities for advertising revenues. See "Advertising."

     Other features on our site that contribute to the community experience include photo comments, photo sharing, and user participation via contests. Using our Guest Books feature, users can comment on various images throughout the site. Those comments can then be viewed by anyone accessing the photo. This is a particularly popular feature for professional models, who use the site to post their portfolios, and professional photographers. A unique component to the Guest Books feature is an e-mail service that will alert users when comments about their images have been received.

     Our site provides an ideal vehicle for users to share images easily through its e-invitation feature. Members simply e-mail their friends and family when they post a photo or album they want to share. Rather than tie up the recipient's computer with large e-mail files carrying photos, our system invites the recipient to view the photo or album by using a link between the text of the email and the web page continuing the image. This system is extremely easy and popular; is very fast since it does not download actual photos to the recipient's PC; it brings more users to our site; and generates revenue as those new users can purchase prints, greeting cards or merchandise utilizing the photo.

     Another important aspect of our community experience is the content and other forms of entertainment on our site. Currently, our users can participate in two contests on our site: "image of the week" and "album of the week." Users are invited to submit their work for these contests and all interested users are allowed to vote.

TECHNOLOGY

     One of our competitive advantages is our unique advanced viewing and printing technologies. They are both based on Hewlett-Packard's FlashPix technology, but take the concept a step further, allowing for the simplicity of viewing and ease of printing.

     Our advanced viewing capability is unique to our site and allows users to zoom in on or out of a photo and examine the details of an image. Conversely, users can also pan an image to enjoy the full panorama of the photo. These features are available directly from the user's browser, requiring no special down loads or add-ons and are particularly popular with users of on-line auction sites.

     Our proprietary printing technology allows users to print to the highest quality of their printer, giving them crisp, clear photos. Most technology only allows users to print 72 dots per inch using the "screen print" feature on their personal computers. With our technology and the appropriate printer, users can easily print photos that rival those printed at the top photo finishers. Prices for these printers start at approximately $250 and every Hewlett-Packard printer shipped after 1998 has this ability. In addition, the technology allows users to grab and print the identified image, rather than printing the entire page, and gives users a variety of size options ranging from 8"x10" to wallet sizes. This technology directly rivals the traditional photo processing model. It is changing photo printing, allowing photographers to bypass the local photo finishers.

     Another advantage that we have is our experience in quickly and efficiently creating and launching private labels and co-brands. Once a contract with the customer is finalized, the implementation phase begins. Co-brands can be launched within hours of receiving the appropriate artwork. Private labels take longer depending upon the amount of customization negotiated; however, they are typically launched within a week.

ADVERTISING

     PhotoLoft.com offers a highly focused web site, which is particularly attractive to advertisers. Advertisers purchase space on the pages within our web site to post their own images and messages advertising their products or services. The fee for the advertisements is based upon the number of times a particular advertisement is displayed to a visitor accessing our site and the aggregate number of visitors that are exposed to the advertisement. The organization of images on the pages within our web site allows potential advertisers the opportunity to target their audience. Through our 90 different categories of photographs, advertisers can choose to target their audience as much or little as possible. Combined with PhotoLoft.com's community, which sponsors contests and provides information and news about digital imaging, the web site is a very attractive option for advertisers, that can choose traditional banner advertising on ultra-targeted pages or sponsorships of the various activities available at the site. Sponsorships tend to be long-term relationships between companies with increased opportunities for revenue than simple banner advertisements that involve the placement of a banner on the web page being viewed by an end user.

E-COMMERCE

     We have taken a multi-faceted approach to e-commerce and expect that it will become an important revenue stream in the future. The first phase of our e-commerce solution, photo-personalized gifts, is already in place. Users currently have a choice of over 15 gift items, ranging from T-shirts to coffee mugs, all emblazoned with the image of their choice. PhotoLoft.com is the aggregator of vendors providing these services. As orders are received on the PhotoLoft.com site, it is forwarded to the vendor, who is responsible for fulfilling the item and shipping it to the customer. PhotoLoft.com is notified when the item order is received, and when the item is shipped.

     An important adjunct to the photo-personalized gifts are prints. With the increasing popularity of on-line proofing coupled with PhotoLoft.com's exclusive relationships with Canon U.S.A. and Pakon, prints and reprints are becoming an increasingly important component of our e-commerce solution. Consumers seem to be attracted by the ability to order prints only of photos they value, the choice of ordering a range of sizes and infinite number of prints, and the permanent storage of high-value images.

     The next phase of our e-commerce solution is photo-personalized greeting cards. Other sites offering online greeting cards have generated a significant amount of traffic, and printed photo-personalized greeting cards have also become quite popular. Our greeting card solution combines both of these successful approaches into an easy Internet solution. Initially our members are able to choose from over 220 exclusive card designs, ranging from birthdays to bar mitzvahs, that can not only be photo-personalized, but also customized with the greeting of the members' choice. The cards can be e-mailed or printed and mailed. Because of our proprietary printing technology, the home printed greeting cards will be of the same quality as those purchased in stores with the added bonus of being photo-personalized. In addition, the user can provide us with the appropriate address(s) and we will print and mail the card for them. Addresses can be uploaded to PhotoLoft.com directly from the customers' Palm Pilot or address book. Users can order up to 500 copies of a greeting card to be printed and either mailed to them or distributed to a mailing list provided to us. Adding to the convenience is a planned value-added service that will trigger an e-mail reminder when an important "card giving" occasion, such as a birthday or anniversary, is approaching.

     We are also looking to develop and launch a wide array of consumables. By simply clicking a mouse button, users will be able to order paper, ink, cameras, scanners and other digital imaging and photo sharing equipment on our site. A helpful reminder service will prompt users to periodically check their ink and paper volumes to ensure they have a continuous supply. Once ordered, the item will be delivered to the address indicated within a specified time frame. We expect to launch this service during 2000 and anticipate entering into resale agreements with wholesalers of digital imaging products.

     During the second quarter of 2000 we will expand our e-commerce opportunities to professional photographers choosing to partner with us. Under this scenario, professional photographers will upload photos from a specific event to their album and utilize our e-invitation email system to notify customers that the photos are available for viewing. Customers can then view the photos, choose those they would like to purchase, indicate the size and number they want and place the order, all on-line. This option is particularly attractive to wedding and special event photographers. This component of our service will have a "lock out" provision on the printing technology to deter users from simply printing their own images.

PRODUCT  DEVELOPMENT

     Product development on our site continues at a rapid pace. We hired a site producer in May 1999 and have identified and implemented 58 additional features to our web site. These included advanced image editing like cropping, "red eye," spinning and introduction of additional contests, such as a Treasure Hunt; an audio feature for slide shows; introduction of a newsletter focusing on digital imaging and photography; customized album designs; and much more.

     Due to the rapid acceptance and rising demand for the co-brands and private labels, we have focused many of our resources on those products during the latter half of 1999 and beginning of 2000. We are currently staffing up to handle this demand.

     We also introduced our DealerLoft product in February 2000 at the annual PMA show in Los Vegas. This product provides professional photo-finishers with a customized back-end Internet solution. Utilizing this model, photo-finishers upload consumers' images into a temporary storage area hosted by PhotoLoft.com. Customers are instructed where and how to find the images at the time they drop off their film. From the comfort of their homes or offices, they can look up their photos, choose which ones they want prints of, order the correct size and number of prints and, pay on-line if they choose. The prints are either mailed to the appropriate address or they can be picked up at the photo-finishers' location. All photo-finishers can upload to PhotoLoft.com with the appropriate software provided by us. In addition, photo-finishers utilizing the Pakon scanner or Canon Hyper Photo System automatically upload into PhotoLoft.com.

MEMBERSHIP  PLANS

     We currently offer two membership plans. Our free membership allows members to access up to 20 megabytes of storage, enough for approximately 200 photos. We also offer members a premium account at a price of $29.95 annually. This service gives users an additional 30 megabytes of storage and merchandise discounts. The true benefit of the Premium Account to us is that it allows co-brand partners to bundle the Premium Account with the other products creating a perception of value for the consumer. See "Marketing and Promotion--Co-Branding Agreements."

ADVERTISING

     As advertising costs continue to spiral upward, savvy advertisers are constantly on the lookout for innovative ways to deliver their message to increasingly targeted audiences. The Internet is an excellent medium for this targeted advertising and our web site is an ideal program, acting as an electronic alternative to printed photo magazines. Our unique design allows users to generate numerous impressions based on just one picture. Users publishing complete albums create an exponential number of impressions. Each impression allows advertisers to reach an increasingly targeted audience, an advantage not lost upon cost-conscious advertisers looking for value. Also, the unique nature of our site brings a virtually unlimited number of viewers to the site each day to view the photos.

     In addition, the community nature of our web site creates opportunities to further segment the audience, giving advertisers an even more targeted buy. Similar to the already successful community sites, our community encompasses 90 categories of popular targets ranging from astrology to zoos. Enthusiasts simply post their photo albums to these communities, where they can share images while seeing the latest from advertisers in that field.

     We have entered into an agreement with Adsmart, an advertising representation firm, to ensure that we maximize the opportunities available via advertising sales. Adsmart is the industry's largest site-focused online advertising representation firm. It has more than 175 premier web brands totaling 1.2 billion impressions per month. The contract guarantees that 100% of our inventory will be sold each month. The cost per thousand impressions is based on a sliding scale. This number will increase as we continue to increase the volume of traffic to our site. In addition, we can receive more revenue per cost per thousand by providing numerous ultra-targeted channels, such as the categories. Working with Adsmart, we have begun to target key affinity networks that will utilize our site as an advertising venue.

     Recognizing that the traditional banner advertising will, by definition, eventually reach a cap, we are beginning to explore more creative advertising sales opportunities. Our promotions are primarily taking the form of sponsorship opportunities. Under this scenario, advertisers can "sponsor" a contest or other form of entertainment on our web site. The advantages to the sponsor are that it gets a more focused audience, since visitors want to participate in the event the message can be more advertorial, usually carrying more credibility with the target audience; and it is not competing with the myriad of other messages typically found on web sites. The advantage to us is that it allows us to work in conjunction with advertisers as business partners to create venues that will enhance the community facet of our web site and, ultimately, increase our membership. Sponsorships also have the potential to generate more revenue than most banner ads. We are currently in the process of bringing on additional staff to maximize our revenues generated by promotions and advertising sales.

     Typical advertisers and sponsors on our site include Visa, Intel, About.com, TravelNow, and Hewlett-Packard. Our contract with Adsmart will increase the number of advertisers and allow us to target certain advertisers that will benefit by the site's unique community set up.

MARKETING  AND  PROMOTION

     We  market  our  site  through  the  following  three  primary  channels:

     1.     links  to  other  sites;
     2.     co-branding  agreements;  and
     3.     private  labeling  agreements.

LINKS  TO  OTHER  WEB  SITES

     Web site partnering arrangements allow us to recruit members from the broadest of populations. We already have agreements in place with Compaq Computer, through the AltaVista search service, , and Tribal Voice, guaranteeing exposure to approximately 30 million potential users per day, and we are actively pursuing additional agreements with high traffic web sites. To that end, we are actively utilizing banner swaps in our advertising program. Under this scenario, we gain advertising space on targeted web sites in exchange for running that web site's banner ads for free. This barter arrangement allows us to advertise without incurring the expense that is usually associated with Internet advertising.

CO-BRANDING  AGREEMENTS

     Co-branding agreements are particularly popular with original equipment manufacturers. Typically these agreements call for a co-branded web page, featuring the look and feel of our site along with the brand features of the partner company. Usually this brand is found in the upper right corner of the home page. The partner companies also advertise PhotoLoft.com through their packaging by including our logo on the box, inserts in the packaging, and mentions in the users' manuals or newsletters. The co-branded page is linked to both our web site and the partner company's web site. As an added inducement to utilize our site, all purchasers are offered premium accounts at no extra charge. We share with our partners any revenues generated via advertising sales and e-commerce from the co-branded page.

     The original equipment manufacturer views adding our software to its package of products as a value added benefit for the consumer. In addition, depending upon the original equipment manufacturer partner, we can help to increase sales. For example, Hewlett-Packard, can increase sales of ink as consumers print high resolution photos--enabled by our proprietary printing technology on their printers. Currently we have co-brand agreements in place with Epson, Casio, Hewlett-Packard and others. We are actively engaged in discussions to develop additional co-branding agreements with other web sites and Internet companies.

     As our business development team grows, co-branding agreements are being marketed to other sectors as well. A recently signed agreement is with PowWow, a fully integrated instant messaging and online community with over four million users, that was developed by Tribal Voice. Under terms of the arrangement, PowWow users will be notified that they have received a free one-year premium account with PhotoLoft.com. Announcements in the online newsletter will further explain the program and a direct link from the PowWow web site will bring users to our site. Tribal Voice was searching for a photo sharing solution for its site, photos being a critical component in the success of a community site. PhotoLoft.com was an excellent solution as our model of co-branded sites allowed PowWow to keep its branding program intact while offering an additional value added service to its users.

PRIVATE  LABEL  AGREEMENTS

     Our unique web site architecture allows us to offer private label agreements to partner companies. A private label web site is composed of a collection of web pages within our web site which includes only the brand features of the company that contracts with us. As a result, end users are not made aware of the fact that they are visiting a collection of web pages within our web site. The only indication that we have any involvement with a private label web site is the following statement, usually located towards the bottom of a web page: "powered by PhotoLoft.com". In these agreements, the partner company pays an initial development fee and we share any advertising or e-commerce revenue generated from the pages.

     The most prominent example of a private label site was the one created by PhotoLoft.com for the Walt Disney Company in conjunction with its launch of "A Bug's Life." As our marketing efforts mature, we are finding more and more opportunities to create private label sites. They are particularly appealing to online portals that are reluctant to lose their branding but want a photo sharing community as a component of their portfolio as well as home-building pages, which offer photo-hosting as a competitive service.

OPERATIONS  AND  SYSTEMS

ADMINISTRATIVE  OPERATIONS

     To provide our members with the most efficient, flexible, and innovative services possible, our administrative operations combine in-house and outsourced services and functions. Our strategy is to keep our in-house staff small, with a focus on core competencies in technical and research and development areas, and to outsource other functions and projects on an as-needed basis. Internal functions currently include account management, traffic management, and managerial projects focusing on the development and management of business partnerships with appropriate parties. At this point, outsourced functions include e-commerce business services and maintenance of network hardware and Internet connections.

SYSTEMS

     The equipment that supports our web site is located in a secured individual cage space, meaning that the equipment is surrounded by a locked metal cage, at the San Jose, California web site hosting facility operated by AboveNet Communications, Inc. AboveNet is the architect of the global, one-hop Internet Service ExchangeTM , a network delivering Internet connectivity and co-location solutions for companies such as ours. We have a co-location agreement in place with AboveNet. The agreement has a term of one year. AboveNet also provides our web site with its connection to the Internet and also houses some of our equipment.

     Our web site is supported by on a series of Intel Pentium II Dual Processor Servers. These servers share the obligation of supporting our web site in such a manner that when one is overburdened, it shifts the excess obligation another server. This provides substantial assurances that our web site will remain accessible to users. Our site currently utilizes several Dual Processor Pentium III 400s with three gigabytes of storage space to support the web site and Dual Processor Pentium III 400's with one and a half terabytes of storage space to support the images posted on our web site. Currently, there are two dual Processor Pentium III 400s with 25 gigabytes of storage space to support our database engine that catalogues photographs and maintains other data. The combination of a database server, several image servers, and several web servers is called a "pod", and we add pods as our community grows.

     PhotoLoft.com's secure data management is through SQL Server version 7.0. SQL Server Logs are generated every eight hours to facilitate database reconstruction in the case of hardware or software failure. These files are written to the hard disk and backed up to tape with a combination of third party software and software developed in house. Currently, the average PhotoLoft.com web site serves 11.14 images /sec. With the above referenced software and hardware configurations, it has been determined that the current peak load served is 2.36 images per second per image server. With eight image servers, the site is capable of 18.88 images per second. To scale the system, additional web servers and image servers are added as needed. To scale the database, a mirror copy is made of the database server and dedicated to a particular account.

     Since January 1998, our site has been available for use by end users approximately 99.6% of the time. This service time excludes outages that were due to "act of god" or catastrophic failure of the hosting service unrelated to any specific PhotoLoft.com software or hardware issues.

COMPETITION

     Competition in the Internet photo sharing and digital imaging arena is intensifying. When we began development of our site in 1998 there were virtually no competitors. By the time that our site was officially launched in February 1999, several potential competitors had emerged and we are aware of new companies planning to enter the market in the near future. As one of the first photo sharing communities in the marketplace, we have laid the groundwork for many competitors to follow. In doing internal competitive analysis, it is clear that competitors have mimicked our technology and marketing strategies in a number of ways. However, to date, none of the competitors have successfully duplicated the unique combinations of features and advanced technology that we offer.

     PhotoNet, PhotoHighway, PhotoPoint.com, Zing.com, and ClubPhoto are among the first wave of companies engaged in activities similar to ours. These companies allow users to upload their images and share them via e-mail, and some offer online greeting cards and photo-personalized gifts. Some of these sites have followed the online community business model. These companies are also forging valuable marketing relationships and some enjoy significant financial backing. However, they have not introduced advanced viewing and high resolution printing capabilities comparable to ours. Also, at present, PhotoNet, which is 50% owned by Kodak, is primarily designed to help Kodak protect the traditional chemical film based photography industry. But, we anticipate that this will change in the future as the popularity of digital imaging increases.

     There are many other smaller photo-sharing web sites in various stages of development. In a recent competitive analysis, we identified at least 15 additional companies beginning to get into the photo sharing/digital imaging Internet business. The barriers to entry for a photo storing web site are few. However, to develop an interactive site with a large database of images that also offers advanced technology is more costly and time consuming. A more real threat could be traditional media companies, a number of which, including Disney, CBS and NBC, have recently made significant acquisitions or investments in Internet companies.

     A number of other companies offering related services have also been launched. For example, several new on-line fulfillment companies, such as Ofoto, EZ Prints and Shutterfly, have received quite a bit of media attention. As these companies actually provide printing for on-line photos, there current activities complement our and all are seeking relationships with PhotoLoft.com. They seem to believe that the combined model - of on-line hosting and albuming and "in-house" printing - will be attractive to customers. At this stage, we employ a number of fulfillment vendors. This allows us to provide customers with the highest quality at the lowest cost.

     We believe that the principal competitive factors in our market are community development, technology, number of images in the database, rate of adding members, and the ability to partner with companies that can bring large groups of users who are already interested in digital imaging to our web site. Certain of our current and many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than us. In addition, other online services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Therefore, certain of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development than us or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value of our brand. See "Item 6. Management's Discussion and Analysis or Plan of Operations-Factors Affecting Our Operating Results, Business Prospects and Stock Prices--We May Not Be Able To Compete Successfully."

INTELLECTUAL  PROPERTY

     "Photoloft" and "HOWDY" are trademarks and service marks of PhotoLoft.com. We have registered our trademark "Howdy" with, and our application for registration of the mark "Photoloft" is currently pending before, the United States Patent and Trademark Office.

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with its suppliers and strategic partners in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. While we intend to pursue registration of our trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

     We also rely on certain technologies that we license from third parties, such as the suppliers of key database technology, the operating system and specific hardware components for our products and services. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

     Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

GOVERNMENTAL  REGULATION

     Our company, operations and products and services are all subject to regulations set forth by various federal, state and local regulatory agencies. We take measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time. The Federal Communications Commission sets certain standards and regulations regarding communications and related equipment.

     There are currently few laws and regulations directly applicable to the Internet. It is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. The growth of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, because our services are accessible worldwide and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

     As of March 15, 2000, we had 29 full time employees, including 5 in marketing and advertising sales and customer support; 3 in business development; 3 in administration; 1 in product development; 4 in site development; 2 in technical support; 3 in quality assurance; and 8 in engineering. We recently hired a senior executive for our product development efforts and have embarked on an active search to hire up to 10 additional engineering and technical support employees; 2 additional advertising sales and e-marketing employees; 3 additional business development experts; and 3 administration employees. In addition, we are researching out-sourcing options for customer service. Although talented and qualified employees are difficult to find in the current tight job market, we have experienced relative success in attracting and retaining highly motivated and talented employees. Digital imaging is a growing field and many employees working in the Internet arena are attracted to a start-up company with a record of success in such a dynamic field.

     We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and graphical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct its business in the future. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our executive offices, comprising approximately 2,628 square feet, are located at 300 Orchard City Drive, Suite 142, Campbell, California 95008. These facilities are leased on a month-to-month basis, and the monthly rent is $5,519. We also sublease approximately 1,430 square feet of space in another building located in Campbell, California under a month-to-month sublease.

     We maintain substantially all of our computer systems at AboveNet Communications, Inc. See "Item 1. Description of Business--Operations and Systems." Our operations are dependent in part on our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite our implementation of network security measures, our servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to our users which could have a material adverse effect on our business, results of operations and financial condition.


ITEM  3.  LEGAL  PROCEEDINGS

     On June 23, 1999 Hewlett-Packard, Co. filed an action against us in the Santa Clara County Superior Court of California (Case Number CV 782769) alleging trade secret misappropriation, unfair competition, and breach of contract arising out of the activities of one of our employees. Hewlett-Packard seeks a preliminary and permanent injunction enjoining us from directly or indirectly using trade secrets of Hewlett-Packard and for damages. We are presently in settlement negotiations with Hewlett-Packard with regard to this matter. We believe that the outcome of this matter will be a non-monetary settlement. We have a preexisting relationship with Hewlett-Packard with respect to the development and use of certain aspects of our advanced viewing and printing technologies. See "Item 1. Description of Business -- Products and Services."

     On January 7, 2000 Gale Drive LLC filed an action against us in the Santa Clara County Superior Court of California (Case Number CV 787055) alleging breach of contract arising out of a lease agreement for office space located in Campbell, California. We expect that our exposure in this matter will not exceed $100,000, and we have accrued our estimated liability relating to this matter. No further actions have been taken since the original filing of the action.

     In January 2000 we agreed to the terms of a binding settlement agreement with a former employee who had filed an action against us stating various claims arising out of the termination of his employment with us. Under the terms of the settlement agreement, in which we admitted no wrongdoing, we paid $20,000 and allowed the employee to exercise options to purchase 32,500 shares of our common stock at no cost.

     To the best of our knowledge, there are presently no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject and, to the best of its knowledge, no such actions against us are contemplated or threatened.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     Our common stock has been trading on the National Association of Security Dealers Over-The-Counter Market Bulletin Board since March 1, 1999 under the symbol "LOFT". The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since trading commenced as reported by the National Quotation Bureau, Inc. Prices reported by the National Quotation Bureau represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions. See also "Item 6. Management's Discussion and Analysis or Plan of Operations-Factors Affecting Our Operating Results, Business Prospects and Stock Prices-- Our Common Stock Price Is Likely To Be Highly Volatile."

1999                                        High    Low
----                                       ------  ------
First Quarter (March 1 to March 31)        $7.375  $4.500
Second Quarter (April 1 to June 30)        $5.500  $3.625
Third Quarter (July 1 to September 30)     $5.375  $1.562
Fourth Quarter (October 1 to December 31)  $2.937  $1.343

2000
----

First Quarter (January 1 to March 15)      $3.625  $1.718

     As of March 15, 2000 there were approximately 311 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees.

DIVIDEND  POLICY

     We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance our operations.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Transactions described in Items (1) through (4) below refer to the securities of PhotoLoft.Com, Inc., a California corporation which was the predecessor entity of the filer of this form, and transactions described in

Items (5) through (15) below refer to the securities of Photoloft.com, a Nevada corporation which is the filer of this form. Unless otherwise indicated, information set forth below regarding shares of our common stock reflect the
1.5133753 for 1 conversion ratio applied to shares of Photoloft.com, Inc. common stock at the time of the reorganization referred to in Item (5) below.

     (1) From January 1999 to Decenber 1999 Photoloft.com issued options to purchase the aggregate amount of 970,201 shares of common stock to 22 employees, 6 consultants and 5 directors pursuant to Photoloft.com's stock option plan with exercise prices from $0.48 per share to $5.25 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to Photoloft.com that the shares were being acquired for investment.

     (2) In February, 1999 we issued the aggregate amount of 2,844,112 shares of common stock upon the exercise of options to purchase common stock which were granted to 3 employees, 3 directors and 2 consultants of Photoloft.com between 1993 and 1998. The issuances were made in reliance on
Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to Photoloft.com that the shares were being acquired for investment.

     (3) In February 1999, we issued 5,650,207 shares of common stock in exchange and upon the conversion of shares of issued and outstanding series A, B and C preferred stock of Photoloft.com. The issuances were made in reliance on
Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to Photoloft.com that the shares were being acquired for investment.

     (4) From February 1999 to June 1999, Photoloft.com issued 124,111 shares of common stock to 7 consultants of Photoloft.com in exchange for services valued at $156,6000 The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to Photoloft.com that the shares were being acquired for investment.

     (5) In March 1999, under the terms of the reorganization with Data Growth, Inc., Photoloft.com issued the aggregate amount of 9,579,266 shares of common stock to the shareholders of Photoloft.com in exchange for their shares of common stock of Photoloft.com, Inc. The issuances were made in reliance on
Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to Photoloft.com that the shares were being acquired for investment.

     (6) In March 1999, under the terms of the reorganization with Data Growth, Inc., the holders of options to purchase common stock of Photoloft.com, Inc. exchanged their options for options to purchase the aggregate amount of 2,795,734 shares of common stock of Photoloft.com. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to Photoloft.com that the shares were being acquired for investment.

     (7) In March 1999, pursuant to the terms of the reorganization with Data Growth, Inc. Photoloft.com conducted a private offering of its common stock. Pursuant to that offering, a total of 2,000,000 shares of common stock were sold for total cash consideration of $1,000,000. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to Photoloft.com that the shares were being acquired for investment.

     (8) In March 1999, Photoloft.com issued 228,375 shares of common stock upon the exercise of options to purchase common stock held by employees, directors and consultants of Photoloft.com. These options were issued in 1999 and had exercise prices of $0.50 per share. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate these investments, and who represented to Photoloft.com that the shares were being acquired for investment.

     (9) In March 1999, Photoloft.com issued 25,000 shares of common stock to Baytree Capital Associates pursuant to the terms of a Letter Agreement with Baytree Capital Associates for financial business consulting services. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to Photoloft.com that the shares were being acquired for investment.

     (10) In September 1999, we issued warrants to purchase up to 350,000 shares of common stock to Xoom.com in consideration for services performed for Photoloft.com by Xoom.com pursuant to a services agreement. The exercise price for the warrants is $2.31 per share. The issuance was made in reliance on
Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to Photoloft.com that the shares were being acquired for investment.

     (11) In November 1999, we issued warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.01 to Asher Investment Group, Inc. in partial consideration for services to be performed for us pursuant to a financial management services agreement. The issuance was made in reliance on
Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     (12) In November, 1999 we issued 58,700 shares of common stock to one of our option holders upon the exercise of options to purchase common stock. The issuance were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to Photoloft.com that the shares were being acquired for investment.

     (13) In December 1999, we issued options to purchase up to 288,000 shares of common stock to 1 officer with an exercise price of $1.50 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented that the shares were being acquired for investment.

     (14) In December 1999, we issued 326,434 shares of common stock in exchange for $500,000 and warrants to purchase up to 66,000 shares of common stock with exercise prices of $1.5317 per share to three investors. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented that the shares were being acquired for investment.

     (15) In March 2000, we issued options to purchase up to 378,344 shares of our common stock to one of our officers pursuant to the terms of our employment agreement with the officer. The exercise price for the options was $3.44 per share, which was not less than the fair market value of the shares on the date of grant. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     (16) In March 2000, we issued 100 shares of preferred stock, designated series A preferred stock, in exchange for $1,000,000 to investors in a private placement. In connection with that offering, we also issued to the May Davis Group, Inc., the placement agent for the offering warrants to purchase up to 175,000 shares of common stock at an exercise price of $3.30. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented that the shares were being acquired for investment. In connection with the offer and sale of the series A preferred stock, we have agreed to file a registration statement under the Securities Act of 1933 covering the resale of shares of common stock that may be issued upon conversion of such series A preferred stock. The holders of the series A preferred stock have the right to convert such shares into common stock on or after the earlier of (i) 90 days after the issuance of the series A preferred shares, (ii) five days after receipt of a "no-review" status from the Securities and Exchange Commission with respect to the aforementioned registration statement, or (iii) the effective date of such registration statement. The conversion rate for the series A preferred stock is based on the number of days from the issuance date through the conversion date, and the conversion price, which is the lower of $2.65 or 80% of the average market price for our common stock for the last five trading days immediately preceding the date of conversion. Holders of the series A preferred stock are entitled to certain cash payments in the event that the aforementioned registration statement is not declared effective by the SEC on or before the 120th day following the first issuance of the series A preferred stock. The series A preferred stock will be automatically converted into common stock on March 3, 2002 if not previously converted, and holders of the series A preferred stock must approve any merger, sale of assets, or other transaction that amounts to a sale of Photoloft.com. We are continuing to offer the remaining 25 authorized shares of series A preferred stock on the same terms and conditions as described above.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. The matters discussed in this 10-KSB contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors Affecting Our Operating Results, Business Prospects and Stock Price" as well as those discussed in this section and elsewhere in this Form.

OVERVIEW

     PhotoLoft.com is an Internet web site community that is changing data imaging and photo processing. PhotoLoft.com is a growing photographic imaging community on the Internet, and its unique software allows consumers to share and print personal images quickly, easily and inexpensively. Users can create a "virtual photo album," which is impossible to lose; instantly accessible and easily reproducible; easily transported; easily displayed on high quality output devices, such as television; and completely personalized. Members can automatically invite others to view their albums via e-mail and give users the opportunity to comment on other images. PhotoLoft.com is also taking advantage of the rise in e-commerce, offering a wide array of gift items that have been imprinted with a PhotoLoft.com image selected by the user. The pages within the Photoloft.com web site have been carefully designed to be user friendly and the community aspect of PhotoLoft.com makes for a highly entertaining experience for visitors and members.

     PhotoLoft.com was founded in 1993 as AltaVista Technology, Inc. In July 1998, the URL, AltaVista.com was sold to Digital Equipment, now Compaq Computer, and we changed our name to Photoloft.com. Since then, we have continued to upgrade the site, offering better and faster user components to PhotoLoft.com. Through February 1999, revenues have been derived primarily through the sale of advertising. With the latest release of PhotoLoft.com in February 1999, we began focusing on increasing e-commerce sales and advertising sales. Anticipated success in these areas will come from the increased membership base, estimated to increase from 24,000 to 123,000 by the end of 1999, and increased impressions per day, estimated to increase from 20,000 per day in 1998 to 500,000 per day by the end of 1999.

     In 1998, PhotoLoft.com began developing a new product, ID4Life. Designed as a preventative service to aid in finding missing persons, ID4Life has developed as a different product than the rest of PhotoLoft.com. We are seeking to sell ID4Life.

RESULTS  OF  OPERATIONS

     Revenues for fiscal 1999 were $254,500, a decrease of $419,800, or approximately 61.3%, compared to $674,300 for fiscal 1998. Revenues decreased primarily due to a change in Photoloft.com's operations from selling software to selling advertising. This change did not occur until the latter half of 1998, contemporaneously with the sale of the AltaVista URL to Compaq Computer. The new business plan is focused on advertising sales and e-commerce revenues.

     The gross profit for fiscal 1999 was $130,300, a decrease of $431,000, or approximately 76.8%, compared to $561,300 for fiscal 1998. This decrease in gross profit is due primarily to the transition of Photoloft.com's business from software sales to advertising sales and the accompanying significant decrease in revenues, resulting in an inability to cover the fixed cost component of the cost of revenues during fiscal 1999.

     Sales and marketing expenses for fiscal 1999 were $1,217,200, an increase of $892,200, or approximately 274.5%, compared to $325,000 for fiscal 1998. This increase reflects the planned aggressive growth phase of Photoloft.com's new business model. Included in these costs are mainly advertising expenses.

     General and administrative expenses for fiscal 1999 were $4,405,900, an increase of $3,406,900, or approximately 341.0%, compared to $999,000 for fiscal 1998. This increase also reflects the planned aggressive growth phase of Photoloft.com's new business model. Among these costs are accounting and legal, including the costs associated with being a publicly traded company, rent, depreciation, administrative personnel, and compensation relating to stock option and warrant grants.

     Loss from operations for fiscal 1999 was $5,492,800, an increase of $4,730,100, or approximately 620.2%, compared to a loss from operations of $762,700 for fiscal 1998. This increase is primarily due to the transition in Photoloft.com's business strategy and the costs incurred to develop the Photoloft.com web site.

     Interest income for fiscal 1999 was $110,600, an increase of $33,700, or approximately 43.8%, compared to $76,900 for fiscal 1998. Interest income decreased due to the note receivable related to the sale of the AltaVista URL in July 1998.

     Net loss for fiscal 1999 was $4,752,100, a difference of $6,415,400 from net income of $1,663,300 for fiscal 1998. The net income for fiscal 1998 is primarily due to the sale of the Alta Vista URL to Compaq Computer, for which Photoloft.com recorded other income of $3,100,000. The net loss for fiscal 1999 is primarily due to increases is selling, general and administrative expenses resulting from the planned aggressive growth phase of Photoloft.com's new business model.

INCOME  TAXES

     As of December 31, 1999, Photoloft.com had a gross deferred tax asset of $974,100, principally arising from net operating loss carryforwards available to offset future taxable income. As management cannot determine that it is more likely than not that Photoloft.com will realize the benefit of these assets, a 100% valuation allowance has been established. See Note 9 of the financial statements for a reconciliation between the statutory and effective tax rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in operating activities during fiscal 1999 was $3,344,800, an increase of $2,983,800, compared to $361,000 during fiscal 1998. The net cash used in operating activities in fiscal 1999 primarily reflects the net effect of the net loss for the period, offset by compensation relating to stock option and warrant grants of $1,004,000, a decrease in deferred tax liabilities of $747,200, and an increase in accounts payable of $777,300.

     Net cash provided by investing activities during fiscal 1999 was $1,793,400, an increase of $1,062,400 compared to $731,000 during fiscal 1998. The net cash provided by investing activities in fiscal 1999 primarily reflects $2,239,500 cash received from payments of principal on the note receivable relating to the sale of the Alta Vista URL, offset by purchases of property and equipment of $434,400.

     Net cash provided by financing activities was $1,356,700 during fiscal 1999, primarily reflecting $1,400,700 cash received from the sale of stock and exercise of stock options. No cash was provided by financing activities during fiscal 1998.

     Our capital requirements are dependent on several factors, including market acceptance of our services, the amount of resources devoted to investments in Photoloft.com's web site, the resources devoted to marketing and selling Photoloft.com's services and brand promotions and other factors. Fueling Photoloft.com's need for cash currently is the development of rival technology and new Internet sites and portals offering similar products. See "Item 1. Description of Business-Competition." If we are to enjoy continued growth we must work to stay at the forefront of technology and continue to grow in sales. This will necessitate a substantial increase in capital expenditures. In addition, PhotoLoft.com will continue to evaluate possible investments in businesses, products and technologies and plans to expand its sales and marketing programs and conduct more aggressive brand promotions. At December 31, 1999, Photoloft.com had cash and cash equivalents totaling $175,300, resulting principally from the sale of common stock in a private placement during March 1999, and negative working capital of $650,600.

     We anticipate that we will require approximately $10.5 million in 2000 to grow as contemplated. To continue functioning at our current level, we will need approximately $4 million in 2000. We anticipate that 20% of our requirements will come from cash from operations. We will seek the remainder from equity or debt financing sources. In March 2000 we raised $1,000,000 in a private placement financing, and are in the process of raising an addiional $250,000 in connection with that same offering. We are actively seeking to raise additional capital through debt or equity financing. We cannot assure you that we will be able to obtain this additional financing. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services or take advantage of business opportunities or respond to competitive pressures. In addition, our ability to meet our obligations and continue our obligations could be adversely affected. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict its operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We note that our independent certified public accountants modified their opinion to include an explanatory paragraph relative to a going concern uncertainty.

     If we are unsuccessful in generating resources from one or more of the anticipated sources and unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or features or entry into various markets and otherwise cutting back operations. Such a scaling back of operations would involve two phases. The first phase would involve reducing our current burn rate by approximately 15% by cutting back on business development expenses and infrastructure. The second phase would involve substantially reducing our e-commerce research and development efforts and restructuring our approach to new business partnering deals. If we were unable to generate required resources, our ability to meet our obligations and to continue our operations will be adversely affected.

     In September 1999 we obtained a $750,000 line of credit with a financial institution. Borrowings under the line bear interest at the rate of 28% per annum. The line of credit expires in September 2000, but automatically renews for a one year period unless either we or the financial institution notifies the other party. At December 31, 1999, this line of credit has no outstanding balance.

IMPACT  OF  THE  YEAR  2000

     In our previous filing, we have discussed the nature and progress of our plans to deal with potential Year 2000 problems. These problems arise from the fact that many currently installed computer systems and software products were coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies needed to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Prior to December 31, 1999, we completed our assessment of all material information technology and non-information technology systems at our headquarters, as well as our review of Year 2000 compliance by our key vendors, distributors and suppliers. To date, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date changes. We are not aware of any material problems result from Year 2000 issues, either with our own internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

SEASONALITY

     We believe that we may experience seasonality in our business, with use of the Internet in general and our Photoloft.com web site traffic being somewhat lower during periods of the year. In particular, we believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year due to the summer vacation period and post-Winter holiday season slowdown. If similar seasonal patterns emerge in Internet advertising, our advertising revenues and operating results also may vary significantly based upon these same patterns. In addition, as traditional retail sales are generally higher in the fourth calendar quarter of each year during the winter holiday season, and subsequently lower in the first calendar quarter of each year, we anticipate that e-commerce revenues may follow a similar seasonal pattern and that our e-commerce revenues and operating results also may vary significantly based upon these patterns.

EFFECTS  OF  INFLATION

     Due to relatively low levels of inflation in 1998 and 1999, inflation has not had a significant effect on our results of operations since inception.

FACTORS  AFFECTING  OUR  OPERATING  RESULTS,  BUSINESS PROSPECTS AND STOCK PRICE

     This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The factors described below, among others, could cause our actual results to differ materially from those anticipated.

We Are Much Like A Start Up Company And Have A Limited Operating History On Which To Evaluate Our Potential For Future Success.

     We launched our current business model in October, 1998 and therefore are much like a start-up company. We have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as e-commerce. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

We Expect Losses For The Foreseeable Future, And Our Operating Results May Fluctuate From Quarter To Quarter.

     Since 1997, we have incurred losses from operations, resulting primarily from costs related to developing our web site, attracting users to our web site, and establishing our brand. Because of our plans to invest heavily in marketing and promotion, to hire additional employees, and to enhance our web site and operating infrastructure, we expect to incur net losses for the foreseeable future. We believe these expenditures are necessary to build and maintain the technical infrastructure necessary to host multiple images and to strengthen our brand recognition, attract more users to our web site and ultimately, generate greater online revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. We note that our independent certified public accountants modified their opinion to include an explanatory paragraph relative to a going concern uncertainty.

Our Future Revenues Are Unpredictable And Our Quarterly Operating Results May Fluctuate Significantly.

     Our revenues for the foreseeable future will remain primarily dependent on the number of users that we are able to attract to our web site, and on sponsorship and advertising revenues. We cannot forecast with any degree of certainty the number of visitors to our web site or the amount of sponsorship and advertising revenues.

     We expect our operating results to fluctuate from quarter to quarter. We believe that sponsorship and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. If similar seasonal and cyclical patterns emerge in Internet sponsorship and advertising spending, these revenues may vary based on these patterns. See "Seasonality."

     Other factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

     - our ability to attract new and repeat visitors to our web site and convert them into users;

     - our ability to keep current with the evolving tastes of our target market;

     -  our  ability  to  manage  the  number  of  items listed on our services;

     - the ability of our competitors to offer new or enhanced web site features, products or services;

     -  the  demand  for  sponsorship  and  advertising  on  our  web  site;

     -  the  level  of  use  of  the  Internet  and  online  services;

     -  consumer  confidence  in the security of transactions over the Internet;

     - unanticipated delays or cost increases with respect to product and service introductions; and

     -  the costs, timing and impact of our marketing and promotion initiatives.

     Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

Your  Holdings  May  Be  Diluted  In  The  Future.

     We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. We are also authorized to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. We have designated 125 shares of our preferred stock as series A preferred stock and issued 100 of such shares in a private placement financing in March 2000. The remaining 25 shares are still being offered on the same terms and conditions. See "Item 5. Market for Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities." Such shares are convertible into common stock, and such conversion will dilute the interests of our other shareholders. Holders of the series A preferred stock must approve any merger, sale of assets, or other transaction that amounts to a sale of Photoloft.com, and such approval rights may have the effect of delaying a transaction that might otherwise be favorable to other holders of our capital stock. The designation and issuance of additional series of preferred stock in the future would create additional securities that would have dividend and liquidation preferences over our common stock.

We May Fail To Establish An Effective Internal Advertising Sales Organization To Attract Sponsorship And Advertising Revenues.

     To date, we have relied principally on outside parties to develop sponsorship and advertising opportunities. We believe that the growth of sponsorship and advertising revenues will depend on our ability to establish an aggressive and effective internal advertising sales organization. Our internal sales team currently has only two members. We will need to increase this sales force in the coming year in order to execute our business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, our business will be materially and adversely affected. See "Item 1. Description of Business--Employees."

We  Are  Growing  Rapidly, And Effectively Managing Our Growth May Be Difficult.

     We are currently experiencing a period of significant expansion. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls and recruit, train and manage new employees. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected. See "Item 1. Description of Business-Employees" and "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

We Depend On Our Key Personnel To Operate Our Business, And We May Not Be Able To Hire Enough Additional Management And Other Personnel As Our Business Grows.

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Jack Marshall, our Chief Executive Officer, President and Treasurer. The loss of the services of any of our executive officers could materially and adversely affect our business. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. See "Item 1. Description of Business-Employees" and "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

We  May  Not  Be  Able  To  Compete  Successfully.

     The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost. We currently or potentially compete with a number of other companies, including a number of large online communities and services that have expertise in developing online commerce, and a number of other small services, including those that serve specialty markets. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition. See "Item 1. Description of Business--Competition."

We  Will  Need  Further  Capital.

     We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operation through the end of April 2000. Thereafter, we will need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. We are currently negotiating with prospective investors with respect to financing; however, to date , no definitive agreements have been reached. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

We May Fail To Establish And Maintain Strategic Relationships With Other Web Sites To Increase Numbers Of Web Site Users And Increase Our Revenues.

     We intend to establish numerous strategic alliances with popular web sites to increase the number of visitors to our web site. There is intense competition for placement on these sites, and we may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into strategic alliances with other web sites, they themselves may not attract significant numbers of users. Therefore, our site may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships. Our inability to enter into new distribution relationships or strategic alliances and expand our existing ones could have a material and adverse effect on our business.

We Would Lose Revenues And Incur Significant Costs If Our Systems Or Material Third-Party Systems Are Not Year 2000-Compliant.

     To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues, nor have we experienced any significant failures due to the Year 2000 date changes. However, we may fail to discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the operational facilities that support our business, or our web-hosting facilities, are not Year 2000-compliant, portions of our web site may become unavailable and we would be unable to deliver services to our users. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material and adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services, any of which would have a material and adverse effect on our business, results of operations and financial condition. See "Impact of the Year 2000."

Acquisitions  May  Disrupt  Or Otherwise Have A Negative Impact On Our Business.

     We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other Internet companies. We do not have any present understanding, nor are we having any discussions relating to any such acquisition or investment. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

Unforeseen  Developments  May  Occur With Respect To Digital Imaging Technology.

     Digital imaging is a relatively new phenomenon and the slower than expected acceptance of the new technology could affect our ability to grow as rapidly as we need to in order to meet our financial targets. Digital camera manufacturers have made great strides in the past two years improving the functionality of their cameras and pricing them in a range that is attractive to many consumers.

The continued refinement of the technology and commoditization of the price will help to move acceptance of the technology along. Full acceptance of digital imaging technology will require a move on the part of the photographic population away from traditional chemical-based photo processing to the new paradigm of home printed photos. The costs remain competitive for digital imaging, however, there is no guarantee the general population will make this shift rapidly, if at all.

We  Are  Dependent  On The Continued Development Of The Internet Infrastructure.

     Our industry is new and rapidly evolving. Our business would be adversely affected if web usage and e-commerce does not continue to grow. Web usage may be inhibited for a number of reasons, including:

     -  inadequate  Internet  infrastructure;

     -  security  concerns;

     -  inconsistent  quality  of  service;  or

     -  unavailability  of  cost-effective,  high-speed  service.

     If web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. In addition, web sites have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, including usage of our web site, could grow slowly or decline.

Our Long-Term Success Depends On The Development Of The E-Commerce Market, Which Is Uncertain.

     Our future revenues and profits substantially depend upon the widespread acceptance and use of the web as an effective medium of commerce by consumers. Rapid growth in the use of the web and commercial online services is a recent phenomenon. Demand for recently introduced services and products over the web and online services is subject to a high level of uncertainty. The development of the web and online services as a viable commercial marketplace is subject to a number of factors, including the following:

     - e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

     - insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and

     - adverse publicity and consumer concerns about the security of commerce transactions on the Internet could discourage its acceptance and growth.

Adoption  Of  The  Internet  As  An  Advertising  Medium  Is  Uncertain.

     The growth of Internet sponsorships and advertising requires validation of the Internet as an effective advertising medium. This validation has yet to fully occur. In order for us to generate sponsorship and advertising revenues, marketers must direct a significant portion of their budgets to the Internet and, specifically, to our web site. To date, sales of Internet sponsorships and advertising represent only a small percentage of total advertising sales. Our business, financial condition and operating results would be adversely affected if the market for Internet advertising fails to develop or develops slower than expected. See "Item 1. Description of Business--Advertising."

We Face Risks Associated With Government Regulation Of And Legal Uncertainties Surrounding The Internet.

     Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business or otherwise have a material and adverse effect on our business, results of operations and financial condition. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The law governing the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws governing intellectual property, copyright, privacy, obscenity, libel and taxation apply to the Internet. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. See "Item 1. Description of Business - Government Regulation."

Shares Eligible For Future Sale By Our Current Stockholders May Adversely Affect Our Stock Price.

     To date, we have had a very limited trading volume in our common stock. See "Item 5. Market for Common Equity and Related Stockholder Matters." As long this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

Anti-Takeover Provisions And Our Right To Issue Preferred Stock Could Make A Third-Party Acquisition Of Us Difficult.

     We are a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to stockholders. Our articles of incorporation provide that our Board of Directors may issue preferred stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us. All of the foregoing could adversely affect prevailing market prices for our common stock.

Our  Common  Stock  Price  Is  Likely  To  Be  Highly  Volatile.

     The market price of our common stock is likely to be, highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. See "Item 5. Market for Common Equity and Related Stockholder Matters." Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

     Factors  that  could cause such volatility may include, among other things:

     -  actual  or  anticipated fluctuations in our quarterly operating results;

     -  announcements  of  technological  innovations;

     -  changes  in  financial  estimates  by  securities  analysts;

     -  conditions  or  trends  in  the  Internet  industry;  and

     -  changes  in  the  market  valuations  of  other  Internet  companies.


ITEM  7.  FINANCIAL  STATEMENTS

     The financial statements required by this Item 7 are set forth at the pages indicated in Item 13 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Directors,  Executive  Officers  And  Key  Employees

     The following table sets forth certain information, as of March 15, 2000, concerning our executive officers and directors:

NAME                       AGE                POSITION
-------------------------  ---  -------------------------------------
Jack Marshall (1) (3) (4)   38  President, Treasurer, Chief Executive
                                Officer and Director
-------------------------  ---  -------------------------------------
Christopher McConn          40  Chief Technology Officer and Director
-------------------------  ---  -------------------------------------
Lisa Marshall (1)           41  Secretary
-------------------------  ---  -------------------------------------
Robert Free                 43  Vice President of Production
-------------------------  ---  -------------------------------------
Kay Wolf Jones              36  Vice President of Marketing
-------------------------  ---  -------------------------------------
Patrick Dane (2) (3) (4)    50  Director
-------------------------  ---  -------------------------------------
John Marshall (1) (2)       69  Director
-------------------------  ---  -------------------------------------

(1) John Marshall is the father of Jack and Lisa Marshall, who are brother and sister.
(2)     Member  of  the  Compensation  Committee
(3)     Member  of  the  Audit  Committee
(4)     Member  of  the  Finance  Committee

     The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

     JACK MARSHALL has been developing Internet applications since 1993. After assignments at Texas Instruments and Honeywell, Mr. Marshall worked as a sales manager for Teradyne, formerly MegaTest, a leading developer of high-end, state-of-the-art semiconductor test equipment. Mr. Marshall founded Photoloft in 1993 under the name AltaVista Technology. Inc. Mr. Marshall received his bachelor's degree in electrical engineering and computer engineering from Michigan State University and has taught electric circuit analysis at Highland Community College in Illinois. He has also completed several masters level courses in computer engineering at Santa Clara University.

     CHRISTOPHER MCCONN has been the Chief Technology Officer of Photoloft.com since February 1994. Prior to our adoption of the Photoloft.com business strategy, he served as our webmaster and developed web-based multimedia and imaging programs. He has extensive expertise in programming C++ and served as a consultant to Borland International, a leading producer of C++ and software development tools from July 1995 to July 1996. In this role, Mr. McConn helped develop the Object Windows Library, a foundation for PhotoLoft.com. Mr. McConn received his bachelor's degree in electrical engineering from UC Davis in 1982. Mr. McConn has over 13 years of industry experience including stints at Ford Aerospace and Teradyne, where he oversaw the company's software QA development.

     LISA MARSHALL has over 20 years of strategic and tactical communications experience, focused primarily on investor relations, media communications and marketing and brand development. Working in a number of diverse industries, she helped spearheaded nationwide efforts to deregulate the airline, natural gas transportation, and most recently, electric generation industries, working to establish strong, deregulated competitors in the various marketplaces. In addition, she handled the communications efforts of the Vastar Resources Initial Public Offering, which was the largest to date on the New York Stock Exchange when implemented in 1994. From 1985 to 1988 she served in various managerial positions at Continental Airlines. From 1988 to 1993 she served in various managerial positions at Tenneco Inc. From February 1993 to June 1997 she served as director of Communications for ARCO/Vastar Resources. From July 1997 to October 1998 she served as director of Communications for Southern Company. Ms. Marshall earned her bachelor's degree from the University of Wyoming in American Studies in 1980 and her bachelors degree from the University of Houston in journalism in 1984.

     ROBERT FREE has served as our Vice President of Production since May, 1999. Previously, from 1998 to 1999, he served as Director of Engineering at Integrated Software & Devices. Prior to that, from 1997 to 1998, he was an architect, engineering manager and designer for award-winning three dimensional web products at Live Picture. From 1996 to 1997, Mr. Free served as the founder of Grafman providing corporate graphics, Internet site management and award-winning three dimensional web content, where his works were published internationally in several web design books. From 1995 to 1996, Mr. Free was lead engineer for commercial web server software development at NetManage.

     KAY WOLF JONES has served as our Vice President of Marketing since 1996. Ms. Jones. From 1989 to 1996, she served in the marketing department of Konami, a leader in the video game industry, and in 1994, she was named vice president of marketing. Ms. Jones earned her bachelor of arts degree in advertising from Michigan State in 1985.

     PATRICK DANE has spent more than twenty years in the high technology industry. He spent fifteen years in sales and marketing at Xerox where he was responsible for bringing the "Alto" Computer Ethernet and File, Print & Communication Servers out to the public from the Palo Alto Research Center in 1980. Additionally, he was the creator of the award winning slogan "Team Xerox" and other pioneering efforts. As Vice President, Sales & Marketing at Dove Computer Corp. he introduced the MacWorld World Class Award Winning Dove Fax Modem. As a General Manager with Calera Recognition Systems from 1991 to 1992 Dane was responsible for bringing Fax Grabber to there tail and original equipment manufacturer marketplace. While President and CEO of SoftNet in from July 1992 to August 1993 he launched the category-leading Fax Works for Windows.

Dane co-founded and ran Pipeline Communications which introduced online warranty registration to the computer industry. This service is used by over seventy five of the top PC manufacturers and ISV's in the marketplace today. In the spring of1996, Dane founded Tuneup.com an online PC service center, Quarterdeck Corporation acquired his "Pioneer" among the Internet subscription-based businesses in May of 1997. In September1996, Dane and Mike Walter began broadcasting a weekly radio show devoted to the Internet called, "Pat & Mike's World Wide Web Radio Show". The show, sponsored by CompuServe, Yahoo! IZift Davis, Hewlett-packard, Office Depot.com, McAfee and USA Today, has a growing worldwide audience on the Internet and in twenty seven real radio markets. The show was picked up for national syndication by Premiere Radio Networks in mid 1997. Mr. Dane graduated from Broom Comm College in 1969.

     JOHN C. MARSHALL began his career in 1952 with Shell Oil Company, where he held various management positions until 1975, when he was named General Manager of Land Operations, North America. He left the company in 1979 to join Patrick Petroleum as senior vice president. A year later he was named executive vice president responsible for all operations, and all merger and acquisition activity. After negotiating the sale of all PPC assets to General Electric, he founded Kleenburn Energy in 1984 a privately held independent oil and gas concern. Mr. Marshall earned his bachelor's degree in business from the University of Wyoming in 1952.

BOARD  OF  DIRECTORS

     All directors hold office until the next annual meeting of shareholders following their election or until their successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors. We may adopt provisions in our By-laws and/or Articles of Incorporation to divide the board of directors into more than one class and to elect each class for a certain term. These provisions may have the effect of discouraging takeover attempts or delaying or preventing a change of control of Photoloft.

BOARD  COMMITTEES

     The Compensation Committee of the Board of Directors determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The compensation committee also administers our stock option plan. The current members of the Compensation Committee are Messrs. Dane and John Marshall. Prior to April 8, 1999, we did not have a Compensation Committee or any other committee of the Board of Directors that performed any similar functions. See "Compensation Committee Interlocks and Insider Participation."

     The Audit Committee of the Board of Directors reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The current members of the audit committee are Messrs. Dane and Jack Marshall.

     The Finance Committee of the Board of Directors reviews, acts on and reports to the Board of Directors with respect to various financing matters. The current members of the audit committee are Messrs. Dane and Jack Marshall.

     The  Board  of  Directors  does  not  have  a  nominating  committee.

DIRECTORS'  COMPENSATION

     Directors who are also employees of Photoloft.com receive no compensation for serving on the Board of Directors. With respect to directors who are not employees, we intend to reimburse such directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors and any committees of the Board. Non-employee directors are also eligible to receive and have received grants of non-qualified stock options under our stock option plan, and we intend to establish a non-employee director stock option plan which will provide for initial option grants of a fixed number of shares of our common stock to non-employee directors and successive annual option grants to such non-employee directors covering an additional fixed number of shares to provide us with an effective way to recruit and retain qualified individuals to serve as members of the Board of Directors.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     We did not have a Compensation Committee or other committee of the Board of Directors performing similar functions during the fiscal years ending December 31, 1997 and 1998. Messrs. Jack Marshall and Chris McConn are each officers of Photoloft.com and, as members of the Board of Directors, participated in deliberations of the Board of Directors relating to the compensation of our executive officers. The Board of Directors established a Compensation Committee as of April 8, 1999. See "Board Committees."

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent of our common stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and to provide us with copies of such filings. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of these persons is in compliance with all applicable filing requirements although each of these persons was late in filing their initial Form 3.

ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION  SUMMARY

     The following table sets forth the compensation awarded or paid to, or earned by, our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the years ended December 31, 1998 and December 31, 1999:

                        SUMMARY COMPENSATION TABLE (1)(2)

                                ANNUAL COMPENSATION   LONG-TERM COMPENSATION
NAME AND PRINCIPAL        YEAR       SALARY ($)        NUMBER OF SECURITIES
POSITION                                              UNDERLYING OPTIONS (#)
------------------------  ----  --------------------  -----------------------
Jack Marshall, CEO,       1998               156,864                1,135,032
President and Treasurer
                          1999               120,000                        0
Christopher E. McConn,    1998               127,229                  454,013
Chief Technology Officer
                          1999               115,000                        0

(1) Information set forth herein includes services rendered by the Named Executives while employed by Photoloft.com, Inc. prior to the reorganization with Data Growth, Inc. and by Photoloft.com following the reorganization with Data Growth, Inc

(2) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no compensation required to be reported.

OPTION  GRANTS  DURING  YEAR  ENDED  DECEMBER  31,  1999

     No option grants were made to either of the Named Executives during the fiscal year 1999.

OPTION  EXERCISES  AND  YEAR-END  OPTION  VALUES

     The following table sets forth certain information with respect to the Named Executives concerning exercisable and unexercisable stock options held by them as of December 31, 1999. None of these executive officers exercised options to purchase common stock in 1999.

                       AGGREGATE OPTION EXERCISES IN 1999 AND YEAR END OPTION VALUES

NAME                     Number of Unexercised      Value of Unexercised In-the-
                         Options at Year End(#)     Money Options at Year End (1)
                       --------------------------  ------------------------------
                       Exercisable  Unexercisable  Exercisable   Unexercisable
                       -----------  -------------  ------------  --------------

Jack Marshall              401,991        733,041  $    510,529  $      930,962


Christopher E. McConn      160,796        293,217  $    204,211  $      372,385

(1) Based on a per share fair market value of our common stock equal to $1.75 per share, the fair market value as determined by our Board of Directors at December 31, 1999.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     On February 26, 1999 we entered into an employment agreement with Jack Marshall. Under the executive employment agreement, Jack Marshall is to serve as our Chief Executive Officer, President and Treasurer and perform such duties as may be reasonably assigned to him by the Board of Directors. The executive employment agreement provides for an annual base salary of $120,000 which shall be reviewed at least annually. Under the executive employment agreement, the executive is also eligible for annual bonus compensation in the minimum amount of $60,000 if Photoloft reaches certain specific milestones. The executive employment agreement also provides that Mr. Marshall is to receive options to purchase between 378,344 and 1,135,031 shares of our common stock if traffic to our web site reaches between 500,000 and 1,000,000 average hits per day in any particular month. In March 2000, we issued options to purchase 378,344 shares of our common stock pursuant to this provision. He is eligible to receive vacation in accordance with Photoloft.com's policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time. He also is to receive a car allowance of $500 per month.

     The term of the executive employment agreement lasts until December 31, 2001 and continues thereafter on a year to year basis unless terminated pursuant to the terms thereof. We may terminate him at any time with or without cause. The term "cause" is defined in the executive employment agreement as: (i) the willful neglect of duties reasonably assigned by the Board of Directors; (ii) material breach of the agreement; or (iii) willful gross misconduct. If Mr. Marshall is terminated without cause, he is to receive severance pay through December 31, 2001 equal to: (i) the base salary; (ii) bonus compensation; (iii) vested options to purchase common stock; (iv) health insurance; (v) car allowance; and (vi) any unused vacation time. pre payment of all automobile allowance for the remaining period of the term. If he resigns from his position for good cause, including a substantial reduction in his position, duties or a material breach of the agreement by us, he is to be deemed terminated without cause and is eligible to receive severance.

STOCK  OPTION  PLAN

     Our stock option plan was adopted by the Board of Directors, and ratified and approved by our stockholders, as of the closing of the reorganization with Data Growth, Inc. The Board of Directors amended the Plan in June 1999. The following description of our stock option plan is a summary and qualified in its entirety by the text of the plan, which is filed as an exhibit to this registration statement.

     The purpose of the Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The Plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of Photoloft and its affiliates. Under the Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted our employees.

     The number of shares available for options under the Plan is 3,800,000. The Plan is administered by the Compensation Committee of the board. Subject to the provisions of the Plan, the Compensation Committee has authority to determine the employees, directors and consultants of Photoloft who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

     Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award unless the grant is to a stockholder holding more than 10% of our voting stock in which case it must be 110% of the fair market value on the date of grant. Generally, they may not have a duration of more than 10 years or five years if the grant is to a stockholder holding more than 5% of our voting stock. Terms and conditions of awards are set forth in written agreements between Photoloft.com and the respective option holders. Awards under the Plan may not be made after the tenth anniversary of the date of its adoption but awards granted before that date may extend beyond that date.

     If the employment with Photoloft of the holder of an incentive stock option is terminated for any reason other than as a result of the holder's death or disability or for "cause" as defined in the Plan, the holder may exercise the option, to the extent exercisable on the date of termination of employment, until the earlier of the option's specified expiration date and 90 days after the date of termination. If an option holder dies or becomes disabled, both incentive and non-qualified stock options may generally be exercised, to the extent exercisable on the date of death or disability, by the option holder or the option holder's survivors until the earlier of the option's specified termination date and one year after the date of death or disability.

     As of March 15, 2000, 225,000 shares had been issued as the result of the exercise of options previously granted under the Plan, 3,592,141 shares were subject to outstanding options and 121,500 shares were available for future grants. The exercise prices of the outstanding options ranged from $0.48 to approximately $5.25. The options under the Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options.

     We have not registered the Plan, or the shares subject to issuance thereunder, pursuant to the Securities Act of 1933. Absent registration, such shares, when issued upon exercise of options, would be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933.

     Optionees have no rights as stockholders with respect to shares subject to options prior to the issuance of shares pursuant to the exercise thereof. Options issued to employees under the Plan shall expire no later than ten years after the date of grant. An option becomes exercisable at such time and for such amounts as determined at the discretion of the Board of Directors or the Compensation Committee at the time of the grant of the option. An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires. The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the Board of Directors or the Compensation Committee on the date the option is granted. The purchase price is payable in full in cash, by promissory note, by net exercise or by delivery of shares of our common stock when the option is exercised.

     The Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefor to give effect to any stock dividend, stock split, stock combination or other reorganization of or by Photoloft.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of March 15, 2000, the ownership of our common stock by each of our directors and executive officers, all of our executive officers and directors as a group, and all persons known by us to beneficially own more than 5% of our common stock.

     Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own and the address of each beneficial owner listed below is c/o 300 Orchard City Drive, Suite 142, Campbell, California 95008.

     The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares that the individual has the right to acquire within 60 days after March 15, 2000. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person. The total number of outstanding shares of common stock at March 15, 2000 was 12,881,875.

NAME AND ADDRESS OF                         AMOUNT AND NATURE   PERCENT OF
BENEFICIAL OWNER                              OF BENEFICIAL      CLASS (1)
                                              OWNERSHIP (1)
EXECUTIVE OFFICERS AND DIRECTORS:
------------------------------------------  ------------------  -----------
Jack Marshall (2)(3)                                 3,033,817        22.0%
------------------------------------------  ------------------  -----------
Christopher McConn (4)                                 879,639         6.8%
------------------------------------------  ------------------  -----------
Lisa Marshall (2)(5)                                   327,735         2.2%
------------------------------------------  ------------------  -----------
Robert Free (6)                                         56,250            *
------------------------------------------  ------------------  -----------
Kay Wolf Jones (7)                                     342,540         2.6%
------------------------------------------  ------------------  -----------
Patrick Dane (8)                                       191,322         1.5%
------------------------------------------  ------------------  -----------
John Marshall (2)(9)                                   772,080         5.5%
------------------------------------------  ------------------  -----------
All directors and executive officers as a            5,603,383        40.0%
group (7 Persons) (3)(4)(5)(6)(7)(8)(9)
------------------------------------------  ------------------  -----------
OTHER 5% STOCKHOLDERS:
------------------------------------------  ------------------  -----------
George Perlegos                                      2,270,063        17.6%
------------------------------------------  ------------------  -----------
Keith Queeney                                          700,759         5.4%
------------------------------------------  ------------------  -----------

*  Less  than  one  percent.

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) John Marshall is the father of Jack and Lisa Marshall, who are brother and sister.

(3) Includes 916,539 shares of common stock subject to options that are exercisable within 60 days of the date hereof.

(4) Includes 179,713 shares of common stock subject to options that are exercisable within 60 days of the date hereof.

(5) Includes 14,675 shares of common stock subject to options that are currently exercisable

(6) Includes 56,250 shares of common stock subject to options that are currently exercisable.

(7) Includes 23,647 shares of common stock subject to options that are currently exercisable.

(8) Includes 88,911 shares of common stock subject to options that are currently exercisable.

(9) Includes 88,911 shares of common stock subject to options that are currently exercisable.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Unless otherwise indicated, information in this Item 12 regarding shares of our common stock reflect the 1.5133753 for 1 conversion ratio applied to shares of Photoloft.com, Inc., a California corporation, common stock at the time of the reorganization referred to below.

     ISSUANCES TO FOUNDER. Upon his founding of Photoloft.com, Inc. in November, 1993, we issued 756,688 shares of common stock to Jack Marshall in exchange for $500.00. At that time, we also issued him options to purchase up to 1,152,493 shares of common stock which vested over a four year period and had an exercise price of $0.001 per share. He exercised his options and elected to purchase
1,152,493 shares of common stock in February, 1999. During our offering of preferred stock described below, he purchased 125,000 shares in exchange for $25,000. He transferred 50,000 shares of common stock by gift in February 1999. In March, 1999 his shares of Photoloft.com, Inc. common stock and his options to purchase shares of Photoloft.com, Inc. common stock were converted into shares of Photoloft.com common stock, and options to purchase Photoloft.com common stock as a result of the reorganization with Data Growth, Inc

     SERIES A PREFERRED OFFERING. From 1994 to 1998 we conducted a private offering of Photoloft.com, Inc., a California corporation series A preferred stock. As a result, we sold the aggregate amount of 2,275,625 shares of series A preferred stock in exchange for $455,125. Under this offering, Messrs. John Marshall, and Chris McConn, purchased 295,000 and 25,000 shares of stock, respectively. As described above, Mr. Jack Marshall also participated in the offering. Each outstanding share of series A preferred stock was converted into
1.5 shares of common stock of Photoloft.com, Inc. in February, 1999. Ms. Lisa Marshall purchased 12,500 shares for $2,500.

     SERIES B PREFERRED OFFERING. In August 1996, conducted a private offering of Photoloft.com, Inc., a California corporation series B preferred stock. As a result, we sold 150,000 shares of our series B preferred stock to Mr. Kris Chellum for $45,000. Each outstanding share of series B preferred stock was converted into 1.5 shares of common stock of in February, 1999.

     1996 CONSULTING SERVICES. In 1996 we issued 53,472 shares of common stock to Mr. Keith Queeney and Mr. Christopher McConn in exchange for services provided to us.

     SERIES C PREFERRED OFFERING. In October, 1997 we entered into an agreement with Kremen, Father & Partners to provide us with financial consulting services and assist us with obtaining financing. One of our former directors, Gary Kremen, was a principal of Kremen, Father & Partners. In exchange for $59,500 worth of services, we issued, from 1997 to 1998, 63,384 shares of series C preferred stock to Mr. Kremen. Each outstanding share of series C preferred stock was converted into 1.5 shares of common stock in February, 1999.
Currently, we no longer contract with Kremen, Father & Partners for any services.

     1998 CONSULTING SERVICES. In 1998 we issued 176,006 shares of common stock to consultants and employees who provided services to us. Under this offering, Ms. Lisa Marshall received 15,739 shares of common stock.

     EXERCISED STOCK OPTIONS. In February, 1999 we issued the aggregate amount of 2,844,112 shares of common stock upon the exercise of options to purchase common stock which were granted to employees, directors and consultants of Photoloft.com between 1993 and 1998. Under this issuance, Messrs. Jack Marshall and Chris McConn exercised options to purchase 1,152,493 and 610,181 shares of common stock, respectively.

     STOCK OPTION PLAN. In 1998, we issued options to purchase the aggregate amount of 2,675,572 shares of common stock to employees, directors and consultants of Photoloft.com pursuant to Photoloft.com's stock option plan. These options have an exercise price of $0.48 per share. Under this offering, Messrs. Jack Marshall and Chris McConn received options to purchase up to 1,135,032 and 454,013 shares of common stock, respectively, with exercise prices of $0.48 per share. These options vest in 48 monthly installments. Additionally, from January to December 1999, we have issued options to purchase the aggregate amount of 970,201 shares of common stock to employees, directors and consultants of Photoloft.com pursuant to Photoloft.com's stock option plan. These options were issued at their fair market value on the date of grant and have exercise prices ranging from $0.48 to $5.25.

     In addition to the above, in March 1999, we issued the aggregate amount of 228,375 shares of common stock upon the exercise of options to purchase common stock which were granted to certain employees, directors, and consultants of Photoloft.com in March 1999 under Photoloft.com's stock option plan. These options had an exercise price of $0.50 per share. Under this offering, Mr. John Marshall exercised options to purchase 13,500 shares of common stock.

     REORGANIZATION. On March 1, 1999, Photoloft.com, Inc., a California corporation entered into the reorganization with a non-operating public company, Data Growth, Inc., a Nevada corporation incorporated in January, 1996. Under the Reorganization Agreement, the Photoloft.com, Inc. stockholders received
1.5133753 shares of Data Growth common stock in exchange for each of their shares of common stock. Additionally, the holders of options to purchase shares of common stock of Photoloft.com, Inc. terminated their options and received options to purchase shares of common stock of Data Growth. As a result of the reorganization with Data Growth, Photoloft.com, Inc. became a wholly-owned subsidiary of Data Growth. Data Growth adopted the Photoloft.com, Inc. stock option plan. An aggregate of 9,579,266 shares of common stock and options to purchase an aggregate of 2,795,734 shares of common stock were issued to the former Photoloft.com, Inc. stockholders and option holders, respectively, in the reorganization and the Photoloft.com, Inc. stockholders owned approximately 77% of Data Growth immediately after the reorganization. As part of the reorganization, all of the executive officers and directors of Data Growth resigned and the executive officers and directors of Photoloft.com, Inc. became the executive officers and directors of Data Growth which changed its name to Photoloft.com

     BAYTREE CAPITAL ASSOCIATES, LLC. In February, 1999 Photoloft.com, Inc. entered into an agreement with Baytree Capital Associates, LLC which we assumed after the reorganization with Data Growth, Inc. Under the agreement, Baytree provided financial consulting and assistance to Photoloft.com, Inc. which including the structuring and negotiation of a loan, the identification of a merger candidate and the assistance with the reorganization. For their services, Baytree received 25,000 shares of our common stock and was paid $10,000 in non-accountable expense reimbursements. In addition, Baytree has been granted a 24 month right of first refusal with respect to any subsequent financings. Baytree also has unlimited "piggyback" registration rights as to its 25,000 shares. Lynn Dixon, a shareholder of Data Growth was instrumental in locating Data Growth as an entity to be used in the reorganization. Mr. Dixon was also involved in the negotiation of the terms of the transaction.

     OTHER RELATED TRANSACTIONS. In December 1999, we issued options to purchase up to 288,000 shares of common stock to Lisa Marshall, our Secretary as compensation for services rendered. The right to exercise these options vests in 16 equal quarterly installments over 4 years. The exercise price for the options is $1.50 per share, which was not less than the fair market value of the shares underlying the options on the date of grant.

     In December 1999, we issued 163,217 shares of common stock in exchange for $250,000 and warrants to purchase up to 33,000 shares of common stock with exercise prices of $1.5317 per share to Lisa Marshall, our Secretary. In December 1999, we also issued 97,930 shares of common stock to John Marshall, a member of our board of directors, in exchange for $150,000 and warrants to purchase up to 20,000 shares of common stock with exercise prices of $1.5317 per share.

     In March 2000, we issued options to purchase up to 378,344 shares of common Stock to Jack Marshall, pursuant to his employment agreement.

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM  13.  EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K


     (a)(1) Our audited financial statements, described as follows, are included in this report following the signature page of this report.
                                                                          Page
     Financial  Statements                                                Number
     ---------------------                                                ------

     Report  of  Independent  Certified  Public  Accountants              F-2
     Consolidated Balance Sheets as of December 31, 1999 and 1998         F-3
     Consolidated Statements of Operations for the Years Ended

          December 31, 1999 and 1998                                      F-4
     Consolidated  Statements of Shareholders' (Deficiency)
          Equity for the Years Ended December 31, 1999 and 1998           F-5
     Consolidated  Statements of  Cash  Flows  for  the  Years
          Ended  December  31,  1999 and 1998                             F-6
     Notes  to  Financial  Statements                                     F-7

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.

      (a)(2)  The  following  exhibits  are  being  filed  herewith:

Exhibit No.  Exhibit Name
-----------  ----------------------------------------------------------------------------
        2.1  Agreement and Plan of Reorganization dated as of February 16, 1999 by and among Data Growth, Inc. Gary B. Peterson and the Registrant
             (Incorporated by Reference to Exhibit 2.1 of the Registrant's Registration
             Statement on Form 10-SB (File No. 000-26957), as amended (the "Form
             10-SB")).

        3.1  Articles of Incorporation of the Registrant (Incorporated by Reference to
             Exhibit 3.1 of the Form 10-SB).

        3.2  Certificate of Amendment to the Articles of Incorporation of the
             Registrant (Incorporated by Reference to Exhibit 3.2 of the Form 10-SB).

        3.3  By-Laws of Registrant (Incorporated by Reference to Exhibit 3.3 of the
             Form 10-SB).

        3.4  Certificate of Designations, Preferences and Rights of Series A
             Convertible Preferred Stock of the Registrant


        4.1  Sample Stock Certificate of the Registrant (Incorporated by Reference to
             Exhibit 4.1 of the Form 10-SB).

        4.2  See Exhibit Nos. 3.1, 3.2, 3.3, and 3.4.

       10.1  Engagement letter dated October 24, 1997 between Gary Kremen and the
             Registrant (Incorporated by Reference to Exhibit 10.9 of the Form 10-SB).

       10.2  Distribution Agreement dated March, 1998 by and between Kuni Research
             International Corporation and the Registrant (Incorporated by Reference to
             Exhibit 10.11 of the Form 10-SB).

       10.3  Lease Agreement dated July 8, 1998 by and between The Manufacturer's
             Life Insurance Company, (U.S.A.) Company, Ltd., and the Registrant
             (Incorporated by Reference to Exhibit 10.12 of the Form 10-SB).

       10.4  Sublease Agreement dated September 1, 1998 by and between Surefire
             Verification, Inc. and the Registrant (Incorporated by Reference to Exhibit
             10.14 of the Form 10-SB).

       10.5  Amendment to an Agreement with Infomedia, dated January 15, 1999
             (Incorporated by Reference to Exhibit 10.16 of the Form 10-SB).

       10.6  Sublease Agreement dated February 1, 1999 by and between Summit
             Microelectronics and the Registrant (Incorporated by Reference to Exhibit
             10.17 of the Form 10-SB).

       10.7  Amendment No. 1 to Consulting Services Agreement, dated February 9,
             1999 by and between Hewlett-Packard Company and the Registrant
             (Incorporated by Reference to Exhibit 10.18 of the Form 10-SB).

       10.8  Letter Agreement, dated February 10, 1999 by and between Bay Tree
             Capital Associates, LLC and the Registrant (Incorporated by Reference to
             Exhibit 10.19 of the Form 10-SB).

       10.9  Employment Agreement dated February 26, 1999 by and between Mr.
             Jack Marshall and the Registrant (Incorporated by Reference to Exhibit
             10.20 of the Form 10-SB).

      10.10  Stock Option Plan of the Registrant (Incorporated by Reference to Exhibit
             10.21 of the Form 10-SB).


      10.11  Form of Stock Option Agreement issued under the Stock Option Plan of the Registrant (Incorporated by Reference to Exhibit 10.22 of the Form
             10-SB).

      10.12  Stock Option Agreement dated July 1, 1999 by and between Chris
             McConn and the Registrant (Incorporated by Reference to Exhibit 10.23 of the Form 10-SB).

      10.13  Stock Option Agreement dated July 1, 1999 by and between Jack Marshall and the Registrant (Incorporated by Reference to Exhibit 10.24 of the
             Form 10-SB).

      10.14 Internet Services and Co-Location Agreement, dated March 15, 1999 by and between AboveNet Communications, Inc. and the Registrant
             (Incorporated by Reference to Exhibit 10.27 of the Form 10-SB).

      10.15  Representation Agreement, dated April 26, 1999, by and between
             ADSmart Network and the Registrant (Incorporated by Reference to
             Exhibit 10.29 of the Form 10-SB).

      10.16  Agreement, dated July 31, 1998, by and between Digital Equipment
             Corporation and the Registrant (Incorporated by Reference to Exhibit
             10.32 of the Form 10-SB).

      10.17  Consulting Services Agreement, dated October 22, 1998 by and between
             Hewlett-Packard Company and the Registrant (Incorporated by Reference to Exhibit 10.33 of the Form 10-SB).

      10.18  Loan and Security Agreement, dated September 27, 1999 by and between
             Aerofund Financial, Inc. and the Registrant (Incorporated by Reference to
             Exhibit 10.34 of the Form 10-SB).

      10.19  Subscription Agreement, dated December 1999, by and between John C.
             Marshall, Martha Ann Marshall and the Registrant (Incorporated by
             Reference to Exhibit 10.35 of the Form 10-SB).

      10.20  Warrant Agreement dated December 1999, by and between John C.
             Marshall, Martha Ann Marshall and the Registrant (Incorporated by
             Reference to Exhibit 10.36 of the Form 10-SB).

      10.21  Subscription Agreement, dated December 1999, by and between Barbara
             Marshall and the Registrant (Incorporated by Reference to Exhibit 10.37
             of the Form 10-SB).


      10.22  Warrant Agreement dated December 1999, by and between Barbara
             Marshall and the Registrant (Incorporated by Reference to Exhibit 10.38
             of the Form 10-SB).

      10.23  Subscription Agreement, dated December 1999, by and between Lisa
             Marshall, Don Welsh and the Registrant (Incorporated by Reference to
             Exhibit 10.39 of the Form 10-SB).

      10.24  Warrant Agreement dated December 1999, by and between Lisa Marshall,
             Don Welsh and the Registrant (Incorporated by Reference to Exhibit
             10.40 of the Form 10-SB).

      10.25  Stock Option Agreement dated December 1999, by and between Lisa
             Marshall, Don Welsh and the Registrant (Incorporated by Reference to
             Exhibit 10.41 of the Form 10-SB).

      10.26  Securities Purchase Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and
             the Registrant.

      10.27  Registration Rights Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and
             the Registrant.

      10.28  Placement Agency Agreement dated March 3, 2000 by and between May
             Davis Group, Inc. and the Registrant.

      10.29  Form of Warrant Agreement to Purchase Common Stock issued to May
             Davis Group, Inc. as of March 3, 2000.

      10.30  Financial Management Support Services Agreement dated November 29, 1999 by  and  between  Asher  Investment  Group,  Inc.  and  the  Registrant.

       21.1  Subsidiaries of the Company (Incorporated by Reference to Exhibit 21.1
             of the Form 10-SB)

         24  Power of Attorney (included on signature page)

       27.1  Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                                  PHOTOLOFT.COM


                                                  /s/  Jack  Marshall
                                                  -------------------
                                                  Jack  Marshall
                                                  President


                                POWER OF ATTORNEY

     Each person whose signature appears below authorizes Jack Marshall to execute in the name of each such person who is then an officer or director of the registrant and to file any amendments to this annual report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

     In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                   DATE
----------------------------------------  ----------------------------  --------------
/s/ Jack Marshall                         President, Director,          March 30, 2000
----------------------------------------
Jack Marshall                             Chief Executive Officer and
                                          Chief Financial Officer
                                          (principal accounting officer)


/s/ Christopher McConn                    Chief Technology Officer and  March 30, 2000
----------------------------------------
Christopher McConn                        Director


/s/ Patrick Dane                          Director                      March 30, 2000
----------------------------------------
Patrick Dane


/s/ John Marshall                         Director                      March 30, 2000
----------------------------------------
John Marshall

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS           F - 2

FINANCIAL STATEMENTS
Balance sheets                                               F - 3
Statements of operations                                     F - 4
Statements of shareholders' (deficiency) equity              F - 5
Statements of cash flows                                     F - 6
Notes to financial statements                       F - 7 - F - 22

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


The  Board  of  Directors  and  Shareholders  of
PhotoLoft.com,  Inc.

We have audited the accompanying balance sheets of PhotoLoft.com, Inc. (the Company) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' (deficiency) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing principles. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoLoft.com, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $4,651,600 as of December 31, 1999 and incurred a net loss of $4,752,100 for the year ended
December 31, 1999. Additionally, the Company has negative working capital of $650,600 as of December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/S/ BDO  Seidman,  LLP

San  Jose,  California
February  11,  2000,  except  for Note 12, for which the date is March 24, 2000.

                                         PHOTOLOFT.COM

                                        BALANCE SHEETS

December 31,                                                           1999         1998
-------------------------------------------------------------------------------------------
ASSETS (Note 7)
CURRENT ASSETS:
  Cash and cash equivalents (Notes 10 and 11)                      $   175,300   $  370,000
  Accounts receivable, net of allowance for doubtful accounts
    of $16,900 and $16,500, respectively (Note 10)                      60,100            -
  Notes receivable, current portion (Notes 2 and 8)                    250,000      658,000
  Prepaid expenses and other current assets                             49,500            -
  Deferred income taxes (Note 9)                                             -      183,100
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   534,900    1,211,100
PROPERTY AND EQUIPMENT, net (Note 3)                                   418,000       65,700
NOTES RECEIVABLE, less current portion (Note 2)                              -    1,656,700
OTHER ASSETS                                                            17,200        5,500
-------------------------------------------------------------------------------------------
                                                                   $   970,100   $2,939,000
===========================================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY EQUITY
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Notes payable to bank (Note 7)                                   $         -   $        -
  Accounts payable                                                     906,800      129,500
  Accrued expenses (Notes 4 and 12)                                    263,500       73,500
  Deferred revenue                                                      15,200       36,300
  Deferred income taxes (Note 9)                                             -      263,600
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,185,500      502,900
DEFERRED INCOME TAXES (Note 9)                                               -      666,700
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    1,185,500    1,169,600
-------------------------------------------------------------------------------------------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Notes 5, 6, 10
  and 12)
SHAREHOLDERS' (DEFICIENCY) EQUITY: (Notes 6, 8, 11 and 12)
  Preferred stock, $0.001 par value; 500,000 shares authorized;              -            -
    no shares issued and outstanding
  Common stock, $0.001 par value; 50,000,000 shares authorized;         12,900        6,700
    12,881,875 and 6,650,143 shares issued and outstanding,
    respectively
  Additional paid-in capital                                         4,904,500      648,200
  Deferred compensation                                               (481,200)           -
  (Accumulated deficit) Retained earnings                           (4,651,600)   1,114,500
-------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY                               (215,400)   1,769,400
-------------------------------------------------------------------------------------------
                                                                   $   970,100   $2,939,000
===========================================================================================
                                            See accompanying notes to financial statements.


                                             PHOTOLOFT.COM

                                       STATEMENTS OF OPERATIONS

Years Ended December 31,                                                  1999         1998
-----------------------------------------------------------------------------------------------
REVENUES (Note 10)                                                    $   254,500   $  674,300
COST OF REVENUES                                                          124,200      113,000
-----------------------------------------------------------------------------------------------
GROSS PROFIT                                                              130,300      561,300
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Sales and marketing                                                   1,217,200      325,000
  General and administrative                                            4,405,900      999,000
-----------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                5,623,100    1,324,000
-----------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                   (5,492,800)    (762,700)
-----------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Sale of trade name (Note 2)                                                   -    3,100,000
  Loss on settlement of note receivable (Note 2)                         (108,100)           -
  Interest income                                                         110,600       76,900
  Interest expense                                                         (6,000)        (500)
  Other                                                                    (1,200)      (2,400)
-----------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                               (4,700)   3,174,000
-----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                      (5,497,500)   2,411,300
--------------------------------------------------------------------  ------------  -----------
INCOME TAX (BENEFIT) EXPENSE (Note 9)                                    (745,400)     748,000
-----------------------------------------------------------------------------------------------
NET  INCOME (LOSS)                                                     (4,752,100)   1,663,300

Deemed dividend on issuance of warrants                                    80,000            -
Deemed dividend on  conversion of preferred stock into common stock       934,000            -
-----------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                    $(5,766,100)  $1,663,300
===============================================================================================
Basic earnings (loss) per share                                       $     (0.49)  $     0.26
===============================================================================================
Diluted earnings (loss) per share                                     $     (0.49)  $     0.18
===============================================================================================
Basic weighted-average common shares                                   11,658,200    6,488,300
  outstanding
Stock options                                                                   -    2,799,400
-----------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding                     11,658,200    9,287,700
===============================================================================================
                                                See accompanying notes to financial statements.

                                                        PHOTOLOFT.COM

                                     STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY

                                                                            Paid-in                      Retained
                                                                           Additional                    Earnings
                                                          Common Stock      Paid-in     Deferred Stock  (Accumulated
                                                       ------------------
                                                        Shares    Amount    Capital     Compensation     Deficit)       Total
---------------------------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 1997                            6,326,471  $ 6,400  $  515,400  $           -   $  (548,800)  $   (27,000)
Issuance of stock for services                           323,672      300     132,800              -             -       133,100
Net income                                                     -        -           -              -     1,663,300     1,663,300
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1998                            6,650,143    6,700     648,200              -     1,114,500     1,769,400
Exercise of stock options                              3,131,187    3,100     142,100              -             -       145,200
Issuance of common stock for services                    124,111      100     156,500              -             -       156,600
Deemed dividend on beneficial conversion of                    -        -     934,000              -      (934,000)            -
    preferred stock into common stock
Issuance of common stock in connection with reverse      625,000      600       4,900              -             -         5,500
    merger
Sale of common stock, net of stock issuance costs of   2,351,434    2,400   1,453,600              -             -     1,456,000
    approximately $56,500
Deemed dividend on issuance of warrants in                     -        -      80,000              -       (80,000)            -
    connection with sale of common stock
Deferred stock compensation                                    -        -     803,800       (803,800)            -             -
Amortization of deferred stock compensation                    -        -           -        322,600             -       322,600
Compensation associated with stock option grants               -        -     681,400              -             -       681,400
Net loss                                                       -        -           -              -    (4,752,100)   (4,752,100)
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1999                           12,881,875  $12,900  $4,904,500  $    (481,200)  $(4,651,600)  $  (215,400)
=================================================================================================================================
                                                                                  See accompanying notes to financial statements.

                                                   PHOTOLOFT.COM

                                            STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                         1999          1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $(4,752,100)  $ 1,663,300
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                               82,100        13,200
      Allowance for doubtful accounts                                             16,900       (75,100)
      Compensation relating to stock options and warrants issued               1,004,000             -
      Gain on sale of trade name                                                       -    (3,100,000)
      Loss on settlement of note receivable                                      108,100             -
      Accrued interest on note receivable                                        (32,900)            -
      Issuance of stock for services                                             156,600       133,100
      Changes in operating assets and liabilities:
        Accounts receivable                                                      (77,000)      170,700
        Prepaid expenses and other current assets                                (49,500)        6,600
        Deferred income taxes                                                   (747,200)      747,200
        Accounts payable                                                         777,300        65,000
        Accrued expenses                                                         190,000       (21,300)
        Deferred revenue                                                         (21,100)       36,300
-------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                         (3,344,800)     (361,000)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal received under note receivable                                     2,239,500       785,300
  Purchase of property and equipment                                            (434,400)      (51,100)
  Other assets                                                                   (11,700)       (3,200)
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      1,793,400       731,000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on line of credit                                                     409,700             -
  Repayments on line of credit                                                  (409,700)            -
  Proceeds from issuances of stock                                             1,400,700             -
  Payment of stock issuance costs                                                (44,000)            -
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,356,700             -
-------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (194,700)      370,000
CASH AND CASH EQUIVALENTS, beginning of period                                   370,000             -
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                     $   175,300   $   370,000
=======================================================================================================
                                                        See accompanying notes to financial statements.

                                     PHOTOLOFT.COM

                           NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY  OF  ACCOUNTING  POLICIES

The  Company

PhotoLoft.com, Inc. (formerly AltaVista Technology, Inc.) (the Company) a California corporation, was incorporated on November 17, 1993. The Company provides users with advanced, easy-to-use technology to instantly create, share and print Internet photo albums.

On March 1, 1999, 100% of the Company's outstanding common stock was acquired by PhotoLoft.com (formerly Data Growth, Inc., a publicly traded shell corporation) (PhotoLoft), a Nevada Corporation, in exchange for 9,579,268 shares of PhotoLoft's $.001 par value common stock. For accounting purposes, the acquisition has been treated as the acquisition of PhotoLoft, with the Company as the acquiror (reverse acquisition).

The shares held by the shareholders of PhotoLoft prior to the acquisition (625,000 shares after reflecting a 2.46 to 1 reverse stock split effected by PhotoLoft immediately prior to the acquisition) have been recognized as if they were issued in connection with the acquisition of PhotoLoft by the Company. Since PhotoLoft prior to the reverse acquisition was a public shell corporation with no significant operations, pro forma information giving effect to the acquisition is not presented. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of the Company. The historical information prior to March 1, 1999 is that of the Company.

Basis  of  Presentation  and  Going  Concern  Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company had an accumulated deficit of $4,651,600 as of December 31, 1999 and incurred a net loss of $4,752,100 for the year ended December 31, 1999. Additionally, the Company has negative working capital of $650,600 as of December 31, 1999.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required and ultimately to attain profitability. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. Management is also pursuing additional financing and has obtained additional financing of $910,000 through the issuance of 100 shares of convertible preferred stock (Note
12).

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents.

Property  and  Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated economic useful lives of the assets, generally ranging from three to five years.

Long-Lived  Assets

The Company periodically reviews its long-lived assets and certain identifiable Intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its estimated fair value.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

Fair  Values  of  Financial  Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash  and  cash  equivalents:

The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Accounts  receivable

The carrying amount of accounts receivable approximates fair value because of the short period of time to maturity.

Note  receivable:

The fair value for the note receivable is estimated based on current interest rates available to the Company for investments with similar terms and remaining maturities.

Accounts  payable  and  short-term  debt:

The fair value of accounts payable and short-term debt approximates cost because of the short period of time to maturity.

As of December 31, 1999 and 1998, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Revenue  Recognition

The Company's revenues are derived principally from the sale of banner advertisements and subscriptions for web hosting services. Advertising revenues are recognized in the period in which the advertisement is delivered, provided that collection of the resulting receivable is probable. Advertisers are charged on a per impression or delivery basis up to a maximum as specified in the contract. To date, the duration of the Company's advertising commitments has not exceeded one year. When the Company guarantees a minimum number of impressions or deliveries, revenue is recognized at the lesser of the ratio of impressions delivered over total guaranteed impressions or the straight line basis over the term of the contract. Product revenue is recognized upon shipment, provided no significant obligations remain and collectibility is possible.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

Periodically the Company will engage in barter transactions, which are the exchange by the Company of advertising space on the Company's web sites for reciprocal advertising space on other web sites. Revenues from these barter transactions are recorded as advertising revenues at the lower of the estimated fair value of the advertisements received or delivered and are recognized when the advertisements are run on the Company's web sites. Barter expenses are recorded when the Company's advertisements are run on the reciprocal web sites, which is typically in the same period as when advertisements are run on the Company' web sites. There was no barter revenue in the years ended December 31, 1999 and 1998.

Advertising

The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 1999 and 1998 aggregated $989,300 and $26,000, respectively.

Income  Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

New  Accounting  Pronouncement

In September 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities, that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Earnings  Per  Common  Share

During 1998, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. For the year ended December 31, 1999, options to purchase 3,609,001 shares of common stock, respectively, were excluded from computation of diluted earnings per share since their effect would be antidilutive. For the year ended December 31, 1998, options to purchase 2,728,539 shares of common stock were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the estimated average fair market value of the common shares.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

2.  SALE  OF TRADE NAME
On July 31, 1998, the Company sold all its rights in and to the AltaVista mark and the internet domain name "altavista.com" to Digital Equipment Corporation for a total of $3,100,000, payable $350,000 in cash and $2,750,000 in a promissory note. The note, payable in 12 quarterly installments commencing October 1, 1998, bore interest at 7% annually.

In October 1999, Digital Equipment Corporation paid the Company $1,804,700 in full settlement of the note, at which time the Company recorded a loss of $108,100.

3.  PROPERTY  AND  EQUIPMENT

A  summary  of  property and equipment follows:

December 31,                     1999     1998
------------------------------------------------
Office equipment               $521,200  $90,500
Furniture and fixtures           13,000    9,300
------------------------------------------------
                                534,200   99,800
Less accumulated depreciation   116,200   34,100
------------------------------------------------
                               $418,000  $65,700
================================================

4.  ACCRUED  EXPENSES

A  summary  of  accrued  expenses  follows:

December 31,                              1999     1998
---------------------------------------------------------
Vacation                                $ 54,000  $24,900
Litigation Settlement (Notes 6 and 12)   111,900        -
Consulting fees                           61,900   20,000
Salaries and wages                        16,400   19,900
Other                                     19,300    8,700
---------------------------------------------------------
                                        $263,500  $73,500
=========================================================

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

5.  COMMITMENTS  AND   CONTINGENCIES

Leases

The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as utilities, property taxes and insurance costs. Rent expense related to these operating leases for the years ended December 31, 1999 and 1998 was $ 98,100 and $39,900, respectively.

A summary of the future minimum lease payments required under non-cancelable operating leases with terms in excess of one year, follows:

Years ending December 31,      Amount
--------------------------------------
2000                           $22,700
2001                            17,400
2002                             3,500
--------------------------------------
Future minimum lease payments  $43,600
======================================

In October 1999, the Company terminated its office lease and sub-lease agreements (Note 12). The facility lease now operates on a month-to-month basis. Therefore, the monthly obligation related to the facility lease is not reflected in the above minimum lease payment schedule.

In February 1999, the Company entered into an employment agreement with one of its officers which provides for a severance payment of base salary and bonus compensation through December 31, 2001, as well as immediate vesting of all outstanding stock options if the officer is terminated without cause. The employment agreement also provides that the officer receives bonus compensation of at least $60,000 if the Company reaches certain specific milestones, and options to purchase between 378,344 and 1,135,031 shares of common stock if traffic to the Company's web site reaches an average of 500,000 to 1,000,000 hits per day in any particular month. The exercise price will be the closing price on the first day following the month in which the milestone is met. (Note 12)

In November 1999, the Company entered into an agreement to obtain financial management services valued at a minimum of $5,000 per month through May 2000 (Note 8).

6.  LEGAL  MATTERS

In April 1999, a former employee and co-founder of ID 4 Life, a product of the Company, filed an action against the Company arising out of the disputed ownership of the ID4Life division of the Company and the termination of that person's employment. In January 2000, in exchange for the release of all claims, the Company paid $20,000 and allowed the former employee to exercise options to purchase 32,500 shares of common stock at no cost.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

In June 1999, a third party corporation filed an action against the Company alleging trade secret misappropriations, unfair competition, and breach of contract arising out of the activities of one of the Company's employees. The Company is presently in settlement negotiations with the plaintiff, and it is the opinion of management that the outcome of this matter will be a non-monetary settlement and will not materially affect the consolidated operations or the consolidated financial position of the Company.

7.  DEBT  AGREEMENTS

The Company maintains a $200,000 revolving line of credit with a bank that is secured by all corporate assets, including accounts receivable, inventory and intangible assets. The loan is limited to $100,000 until the Company fulfills certain milestone covenants and pays an additional loan fee. The line of credit accrues interest at 2% over the Lender's Prime Rate. Advances against the line of credit are limited to 70% of eligible accounts receivable. As of December 31, 1999 and 1998, this line of credit had no outstanding balance.

In September 1999, the Company entered into a line of credit agreement with a financial institution, which provides for borrowing of $750,000, bearing interest at 28%. The line of credit expires September 2000, and is automatically renewable unless written notice is given by either party. In September 1999, the Company borrowed $409,700 under this line of credit, and repaid the entire balance in October 1999.

8.  SHAREHOLDERS'  EQUITY

Preferred  Stock

Upon the reverse acquisition and reorganization, the Company authorized 500,000 shares of Preferred Stock, which may be issued in one or more series. The Preferred Stock can be issued with such rights, preferences, and designations as determined by the board of directors.

Prior to the the reverse acquisition and reorganization, the Company had authorized 5,000,000 shares of Preferred Stock to be issued in one or more series. As of December 31, 1998, the Company had 2,489,009 Preferred shares issued and outstanding, which were Series A, B and C. Each series of Preferred Stock was identical in respect to rights and preferences, as follows:

Each share of Preferred Stock was entitled to receive cash dividends equal to $.20 per share per annum, payable prior and in preference to any distribution to the holders of Common Stock. The rights to such dividends were not cumulative.

Each share of Preferred Stock was convertible into such number of Common Stock as determined by dividing $.20 by the then applicable conversion price in effect at the time of the conversion. Due to the conversion of the Company's preferred stock into common stock and a 1.513 stock split in February 1999, as well as the recapitalization of the Company in connection with the reverse acquisition in March 1999, the statements of shareholders' equity and per share data have been restated for all periods presented.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

Common  Stock

In February 1999, 2,844,112 stock options were exercised for common stock, and 85,011 shares of common stock were issued for services. Also in February 1999, the Company converted its preferred stock into common stock on a 1 to 1.5 basis.

Immediately following these issuances of common stock and the conversion of preferred stock into common stock, the Company did a 1 to 1.513 stock split in anticipation of the Company entering into a reverse acquisition. On a retroactive basis, the conversion and stock split resulted in the Company having 6,650,145 shares of common stock issued and outstanding as of December 31, 1998.

Immediately following the closing of the reverse acquisition, the Company completed a Private Placement of 2,000,000 shares of common stock aggregating $1,000,000. Additionally, the Company issued 25,000 shares of restricted common stock as payment for a portion of the underwriter's commission and adopted the 1999 Stock Option Plan (the Plan). The Company then granted 225,000 options under the Plan, which vested immediately and were exercised in March 1999.

In December 1999, the Company issued an aggregate of 326,434 shares of common stock to three shareholders for proceeds of $500,000. Of this amount, $250,000 was not paid until January 2000. This amount is classified as notes receivable as of December 31, 1999. In connection with this issuance of stock, the Company issued warrants to purchase an aggregate of 66,000 shares of common stock. The Company recorded a deemed dividend of $80,000 for the value of these warrants.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

Stock  Purchase  Warrants

In September 1999, the Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $2.31 in connection with a services agreement. 175,000 of these warrants vested immediately, resulting in deferred compensation cost of $218,800, which is being amortized over the one year term of the agreement.

In November 1999, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.01 in connection with a service agreement (Note 5). These warrants vested immediately, resulting in deferred compensation cost of $585,000, which is being amortized over the six month term of the agreement.

As of December 31, 1999, the following common stock warrants were issued and outstanding:

Issued with respect to:   Shares subject to warrant  Exercise price   Expiration Date
=====================================================================================
Services agreement                          350,000  $          2.31  Sept. 2004
Services agreement                          500,000  $          1.01  Nov. 2004
Issuance of common stock                     66,000  $          1.53  Dec. 2004
=====================================================================================

Stock  Options

In March 1999, the Company adopted a stock option plan (the Plan) for its employees, directors, and consultants. The Plan was amended in June 1999. The number of shares authorized for options under the Plan is 3,800,000. As of December 31, 1999, there were 148,499 options available for grant. Options are exercisable as determined by the Board of Directors on the date of grant and expire not more than ten years after the date of grant. The Company applies Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and Related Interpretations in Accounting for Stock Options Issued to Employees. Under APB Opinion No. 25, employee compensation cost is recognized when the estimated fair value of the underlying stock on date of grant exceeds the exercise price of the stock option. For stock options issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 and changes during the years then ended (restated to reflect the 1.513 stock split in February 1999), is presented in the following table:

                                               Options Outstanding
                                   December 31, 1999          December 31, 1998
                                  ----------------------------------------------
                                                Wtd.-Avg.              Wtd.-Avg.
                                                   Exer.                 Exer.
                                   Shares         Price      Shares      Price
--------------------------------------------------------------------------------
Beginning                         5,557,518    $    0.235  2,881,946  $    0.001
Granted                           1,486,576    $    2.358  2,675,572  $    0.480
Exercised                        (3,131,187)   $    0.046          -           -
Canceled                           (271,407)   $    0.048          -           -
--------------------------------------------------------------------------------
Ending                            3,641,501    $    0.754  5,557,518  $    0.235
================================================================================
Exercisable at year-end           1,685,534                3,194,588
                                 ==========                =========
Wtd.-avg. fair value of options                $    1.875             $    0.129
granted during the year                        ==========             ==========

Due to the 1.513 stock split, the effective exercise price of the stock options originally granted at $0.75 was now $0.50; on March 1, 1999, the Company adjusted the exercise price to $0.48.

In December 1999, the Company repriced certain options granted in 1999 to $1.50, the market value of the Company's common stock on the date of the repricing.

During  the  year  ended  December  31,  1999,  the  Company  granted  605,295 options  to  non-employees,  resulting  in  compensation  expense  of  $631,800.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding as of December 31, 1999:

                        Options Outstanding          Options Exercisable
                       ----------------------------  -------------------
                         Wtd.-Avg.
Range of     Number      Remaining    Wtd.-Avg.     Number     Wtd.-Avg.
Exercise   Outstanding  Contractual   Exercise   Exercisable   Exercise
 Prices    at 12/31/98      Life        Price    at 12/31/99     Price
-------------------------------------------------------------------------
0.48        2,675,219   8.58 years  $       0.48  1,217,224  $       0.48
1.50-$2.00    965,350   9.59 years  $       1.51    467,377  $       1.51
5.50              932   9.50 years  $       5.50        932  $       5.50
            ---------                             ---------
            3,641,501                             1,685,534
           ==========                             =========


While the Company continues to apply APB Opinion No. 25, SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of stock options at the grant date by using the minimum value method with the following weighted-average assumptions used for the grants in 1999 and 1998, respectively: dividend yield of 0; expected volatility of 79% and 0; risk-free interest rate of 5.0% and 6.0%; and an expected life of five years for all plan options.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

Under the accounting provisions of SFAS No. 123, the Company's net (loss) income available to common shareholders and net (loss) earnings per share would have been reduced (increased) to the pro forma amounts indicated below:

Year ended December 31,                      1999         1998
Net (loss) income available to common
  shareholders:
    As reported                          $(5,766,100)  $1,663,300

    Pro forma                            $(6,012,500)  $1,317,800
---------------------------------------  ------------  ----------
Basic (loss) earnings per share:
                                         $     (0.49)  $     0.26
    As reported
    Pro forma                            $     (0.52)  $     0.20
---------------------------------------  ------------  ----------
Diluted (loss) earnings per share:
                                         $     (0.49)  $     0.18
    As reported
    Pro forma                            $     (0.52)  $     0.14

9.  INCOME  TAXES
For the years ended December 31, 1999 and 1998, income tax (benefit) expense comprises:

1999     CURRENT    DEFERRED     TOTAL
-----------------------------------------
FEDERAL  $      -  $(628,600)  $(628,600)
STATE       1,800   (118,600)   (116,800)
-----------------------------------------
         $  1,800  $(747,200)  $(745,400)
=========================================

1998     Current   Deferred    Total
-----------------------------------------
Federal  $      -  $ 628,600   $ 628,600
State         800    118,600     119,400
-----------------------------------------
         $    800  $ 747,200   $ 748,000
=========================================

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

The following summarizes the differences between the income tax expense (benefit) and the amount computed by applying the Federal income tax rate of 34% in 1999 and 1998 to income (loss) before income taxes:

Years ended December 31,                                        1999         1998
------------------------------------------------------------------------------------
Federal income tax at statutory rate                        $(1,869,200)  $ 819,800
State income taxes, net of federal benefit                     (319,300)    138,200
Compensation associated with warrant/stock
  option grants                                                 402,600           -
Increase (decrease) in valuation allowance                      974,100    (211,200)
Other, net                                                       66,400       1,200
------------------------------------------------------------------------------------
                                                            $  (745,400)  $ 748,000
====================================================================================

Deferred  tax  assets  (liabilities)  comprise  the  following:

December 31,                            1999        1998
-----------------------------------------------------------
Loss carryforwards                   $ 952,300   $ 166,600
Reserves not currently deductible        6,700      16,500
Installment sale of trade name               -    (919,700)
Depreciation                            (6,400)    (10,600)
Compensation and benefits               21,500           -
Valuation allowance                   (974,100)          -
-----------------------------------------------------------
Total deferred tax liabilities       $       -   $(747,200)
-----------------------------------------------------------

The Company has placed a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

As of December 31, 1999, the Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $2,540,000 and $1,447,000 for Federal and California state tax purposes, respectively. The benefits from these carryforwards expire in various years through 2019.

Pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryover may be limited, if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has not determined if such a change in ownership has occurred.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

10.  CONCENTRATIONS

Major  Customers

For the year ended December 31, 1999, three customers accounted for 24%, 14% and 14% of net revenues, respectively. As of December 31, 1999, these customers accounted for 94.9% of total accounts receivable. During the year ended December 31, 1998, the Company had no customers that comprised more than 10% of net revenues.

Credit  Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. As of December 31, 1999, the Company had deposits at one financial institution that aggregated $152,000, of which $100,000 is insured by the Federal Deposit Insurance Corporation.

11.  STATEMENT  OF  CASH  FLOWS

During the year ended December 31, 1999, non-cash financing activities included The issuance of 113,611 shares of common stock for services aggregating approximately $156,600, the issuance of 25,000 shares of common stock for the payment of stock issuance costs totaling $12,500, the issuance of 163,217 shares of common stock for notes receivable of $250,000, and deemed dividends of $1,014,000. During the year ended December 31, 1998, non-cash financing activities included the issuance of 323,672 shares of common stock for services aggregating approximately $133,100.

During the year ended December 31, 1999, the Company paid $7,100 for interest, And $1,800 for income taxes. During 1998, the Company paid $2,800 for interest, and $800 for income taxes.

12.  SUBSEQUENT EVENTS

In January 2000, the lessor of the Company's facility filed an action against the Company alleging a breach of a written lease agreement. The Company expects that its exposure in this matter will not exceed $100,000 and has accrued its estimated liability as of December 31, 1999.

                                  PHOTOLOFT.COM

                         NOTES TO FINANCIAL STATEMENTS

In March 2000, the Company granted an officer options to purchase 378,344 shares of common stock at an exercise price of $3.44 as a bonus, pursuant to the officer's employment agreement described in Note 5.

In March 2000, the Company obtained additional financing of $910,000, net of issuance costs of $90,000, through the issuance of 100 shares of Series A convertible preferred stock to investors. The Company also issued warrants to purchase an aggregate of 175,000 shares of common stock with an exercise price of $3.30, expiring March 2005. The preferred stock is convertible into shares of the Company's common stock, based on the number of days from the issuance date through the conversion date, and the conversion price, which is the lower of $2.65 or 80% of the average market price for the Company's common stock for the last five trading days immediately preceding the date of conversion.

                                    INDEX TO EXHIBITS

Exhibit No.  Exhibit Name
-----------  ----------------------------------------------------------------------------
        2.1  Agreement and Plan of Reorganization dated as of February 16, 1999 by and among Data Growth, Inc. Gary B. Peterson and the Registrant
             (Incorporated by Reference to Exhibit 2.1 of the Registrant's Registration
             Statement on Form 10-SB (File No. 000-26957), as amended (the "Form
             10-SB")).

        3.1  Articles of Incorporation of the Registrant (Incorporated by Reference to
             Exhibit 3.1 of the Form 10-SB).

        3.2  Certificate of Amendment to the Articles of Incorporation of the
             Registrant (Incorporated by Reference to Exhibit 3.2 of the Form 10-SB).

        3.3  By-Laws of Registrant (Incorporated by Reference to Exhibit 3.3 of the
             Form 10-SB).

        3.4  Certificate of Designations, Preferences and Rights of Series A
             Convertible Preferred Stock of the Registrant

        4.1  Sample Stock Certificate of the Registrant (Incorporated by Reference to
             Exhibit 4.1 of the Form 10-SB).

        4.2  See Exhibit Nos. 3.1, 3.2, 3.3, and 3.4.

       10.1  Engagement letter dated October 24, 1997 between Gary Kremen and the
             Registrant (Incorporated by Reference to Exhibit 10.9 of the Form 10-SB).

       10.2  Distribution Agreement dated March, 1998 by and between Kuni Research
             International Corporation and the Registrant (Incorporated by Reference to
             Exhibit 10.11 of the Form 10-SB).

       10.3  Lease Agreement dated July 8, 1998 by and between The Manufacturer's
             Life Insurance Company, (U.S.A.) Company, Ltd., and the Registrant
             (Incorporated by Reference to Exhibit 10.12 of the Form 10-SB).

       10.4  Sublease Agreement dated September 1, 1998 by and between Surefire
             Verification, Inc. and the Registrant (Incorporated by Reference to Exhibit
             10.14 of the Form 10-SB).


       10.5  Amendment to an Agreement with Infomedia, dated January 15, 1999
             (Incorporated by Reference to Exhibit 10.16 of the Form 10-SB).

       10.6  Sublease Agreement dated February 1, 1999 by and between Summit
             Microelectronics and the Registrant (Incorporated by Reference to Exhibit
             10.17 of the Form 10-SB).

       10.7  Amendment No. 1 to Consulting Services Agreement, dated February 9,
             1999 by and between Hewlett-Packard Company and the Registrant
             (Incorporated by Reference to Exhibit 10.18 of the Form 10-SB).

       10.8  Letter Agreement, dated February 10, 1999 by and between Bay Tree
             Capital Associates, LLC and the Registrant (Incorporated by Reference to
             Exhibit 10.19 of the Form 10-SB).

       10.9  Employment Agreement dated February 26, 1999 by and between Mr.
             Jack Marshall and the Registrant (Incorporated by Reference to Exhibit
             10.20 of the Form 10-SB).

      10.10  Stock Option Plan of the Registrant (Incorporated by Reference to Exhibit
             10.21 of the Form 10-SB).

      10.11  Form of Stock Option Agreement issued under the Stock Option Plan of the Registrant (Incorporated by Reference to Exhibit 10.22 of the Form
             10-SB).

      10.12  Stock Option Agreement dated July 1, 1999 by and between Chris
             McConn and the Registrant (Incorporated by Reference to Exhibit 10.23 of the Form 10-SB).

      10.13  Stock Option Agreement dated July 1, 1999 by and between Jack Marshall and the Registrant (Incorporated by Reference to Exhibit 10.24 of the
             Form 10-SB).

      10.14 Internet Services and Co-Location Agreement, dated March 15, 1999 by and between AboveNet Communications, Inc. and the Registrant
             (Incorporated by Reference to Exhibit 10.27 of the Form 10-SB).

      10.15  Representation Agreement, dated April 26, 1999, by and between
             ADSmart Network and the Registrant (Incorporated by Reference to
             Exhibit 10.29 of the Form 10-SB).


      10.16  Agreement, dated July 31, 1998, by and between Digital Equipment
             Corporation and the Registrant (Incorporated by Reference to Exhibit
             10.32 of the Form 10-SB).

      10.17  Consulting Services Agreement, dated October 22, 1998 by and between
             Hewlett-Packard Company and the Registrant (Incorporated by Reference to Exhibit 10.33 of the Form 10-SB).

      10.18  Loan and Security Agreement, dated September 27, 1999 by and between
             Aerofund Financial, Inc. and the Registrant (Incorporated by Reference to
             Exhibit 10.34 of the Form 10-SB).

      10.19  Subscription Agreement, dated December 1999, by and between John C.
             Marshall, Martha Ann Marshall and the Registrant (Incorporated by
             Reference to Exhibit 10.35 of the Form 10-SB).

      10.20  Warrant Agreement dated December 1999, by and between John C.
             Marshall, Martha Ann Marshall and the Registrant (Incorporated by
             Reference to Exhibit 10.36 of the Form 10-SB).

      10.21  Subscription Agreement, dated December 1999, by and between Barbara
             Marshall and the Registrant (Incorporated by Reference to Exhibit 10.37
             of the Form 10-SB).

      10.22  Warrant Agreement dated December 1999, by and between Barbara
             Marshall and the Registrant (Incorporated by Reference to Exhibit 10.38
             of the Form 10-SB).

      10.23  Subscription Agreement, dated December 1999, by and between Lisa
             Marshall, Don Welsh and the Registrant (Incorporated by Reference to
             Exhibit 10.39 of the Form 10-SB).

      10.24  Warrant Agreement dated December 1999, by and between Lisa Marshall,
             Don Welsh and the Registrant (Incorporated by Reference to Exhibit
             10.40 of the Form 10-SB).

      10.25  Stock Option Agreement dated December 1999, by and between Lisa
             Marshall, Don Welsh and the Registrant (Incorporated by Reference to
             Exhibit 10.41 of the Form 10-SB).

      10.26  Securities Purchase Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and
             the Registrant.


      10.27  Registration Rights Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and
             the Registrant.

      10.28  Placement Agency Agreement dated March 3, 2000 by and between May
             Davis Group, Inc. and the Registrant.

      10.29  Form of Warrant Agreement to Purchase Common Stock issued to May
             Davis Group, Inc. as of March 3, 2000.

      10.30  Financial Management Support Services Agreement dated November 29, 1999 by  and  between  Asher  Investment  Group,  Inc.  and  the Registrant.

       21.1  Subsidiaries of the Company (Incorporated by Reference to Exhibit 21.1
             of the Form 10-SB)

         24  Power of Attorney (included on signature page)

       27.1  Financial Data Schedule