Form 10QSB
period 2000-03-31
PHOTOLOFT COM
filed 2000-05-15
CIK 1086722

FORM 10-QSB

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended  March  31,  2000

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from  ________  to  ________

Commission  file  number:  0-266932

                                  PHOTOLOFT.COM
        (Exact name of small business issuer as specified in its charter)

          Nevada                                              87-0431036
  (State or other jurisdiction                            (I.R.S. Employer
  of  incorporation  or  organization)                      Identification No.)

                        300 Orchard City Drive, Suite 142
                               Campbell, CA  95008
                    (Address of Principal Executive Offices)

                    Issuer's telephone number: (408) 364-8777

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                Yes [x]                                  No  [  ]

     As of May 5, 2000, the issuer had 12,881,875 shares of common stock, $.001 par value per share, outstanding.

                                  PHOTOLOFT.COM

                                    CONTENTS

                                                                  Page No.
                                                                  --------
PART  I  -  FINANCIAL  INFORMATION
      Item  1.   Financial  Statements

                          Consolidated Balance Sheets                  3

                          Consolidated Statements of Operations        4

                          Consolidated Statements of Cash Flows        5

                          Notes to Consolidated Financial Statements   6

      Item 2.   Management's Discussion and Analysis or
                Plan of Operation                                      8

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings                                    18

      Item 2.    Changes in Securities and Use of Proceeds            18

      Item 5.    Other Information                                    20

      Item 6.    Exhibits and Reports on Form 8-K                     20

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                  PHOTOLOFT.COM

                                                                 BALANCE SHEETS
=====================================================================================
                                                              MARCH 31,  December 31,
                                                                2000          1999
---------------------------------------------------------  ------------  ------------
                                                            (Unaudited)
ASSETS

CURRENT  ASSETS:
  Cash and cash equivalents                                $   300,700   $   175,300
  Accounts receivable,
  net of allowance for doubtful accounts
  of $16,900 and $16,900, respectively                          19,100        60,100
  Notes receivable                                                  --       250,000
  Prepaid expenses and other current assets                     16,600        49,500
---------------------------------------------------------  ------------  ------------
TOTAL CURRENT ASSETS                                           336,400       534,900

PROPERTY AND EQUIPMENT, net                                    409,400       418,000
OTHER ASSETS                                                    26,000        17,200
---------------------------------------------------------  ------------  ------------
                                                           $   771,800   $   970,100
=====================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Notes payable to shareholders                            $   115,000   $      --
  Accounts payable                                             682,500       906,800
  Accrued expenses                                             287,300       263,500
  Deferred revenue                                              13,300        15,200
---------------------------------------------------------  ------------  ------------
TOTAL CURRENT LIABILITIES                                    1,098,100     1,185,500

Commitments, Contingencies and Subsequent Events

SHAREHOLDERS' DEFICIENCY
  Convertible preferred stock,
   $0.001 par value; 500,000 shares
    authorized; 106 and -0- shares issued and outstanding    1,060,000            --
  Common stock,
  $0.001 par value; 50,000,000 shares
    authorized; 12,914,375
    and 12,881,875 shares issued
    and outstanding, respectively                               12,900        12,900
  Additional paidcapital                                     6,083,800     4,904,500
  Deferred compensation                                       (143,000)     (481,200)
  Accumulated deficit                                       (7,340,000)   (4,651,600)
---------------------------------------------------------  ------------  ------------
TOTAL SHAREHOLDERS' DEFICIENCY                                (326,300)     (215,400)
---------------------------------------------------------  ------------  ------------
                                                           $   771,800   $   970,100
=====================================================================================
                                      See accompanying notes to financial statements.

                                                                  PHOTOLOFT.COM

                                                       STATEMENTS OF OPERATIONS
==========================================================================================
                                                              Three months ended March 31,
                                                              ----------------------------
                                                                    2000          1999
==========================================================================================
                                                                (Unaudited)    (Unaudited)
Revenues                                                       $    61,800   $    21,800
Cost of Revenues                                                    27,300        36,300
-------------------------------------------------------------  ------------  ------------
GROSS PROFIT (LOSS)                                                 34,500       (14,500)
-------------------------------------------------------------  ------------  ------------
OPERATING EXPENSES:
  Sales and marketing                                              113,800        18,800
  General and administrative                                     2,608,200       605,100
-------------------------------------------------------------  ------------  ------------
TOTAL OPERATING EXPENSES                                         2,722,000       623,900
-------------------------------------------------------------  ------------  ------------
LOSS FROM OPERATIONS                                            (2,687,500)     (638,400)

OTHER INCOME (EXPENSE):
  Interest income                                                     (100)       40,100
  Other                                                                 --        (2,500)
-------------------------------------------------------------  ------------  ------------
TOTAL OTHER INCOME (EXPENSE)                                          (100)       37,600
-------------------------------------------------------------  ------------  ------------
LOSS BEFORE INCOME TAXES                                        (2,687,600)     (600,800)

INCOME TAX (BENEFIT) EXPENSE                                           800      (240,300)
-------------------------------------------------------------  ------------  ------------
NET LOSS                                                        (2,688,400)     (360,500)

Deemed dividend on conversion of preferred
  stock into common stock                                               --       934,000
-------------------------------------------------------------  ------------  ------------
Net loss available to common shareholders                      $(2,688,400)  $(1,294,500)
=========================================================================================
Basic and diluted loss per share                               $     (0.21)  $     (0.04)
=========================================================================================
Basic and diluted weighted-average common shares outstanding    12,881,875     9,063,500
=========================================================================================
                                          See accompanying notes to financial statements.

                                                           PHOTOLOFT.COM

                                                STATEMENTS OF CASH FLOWS
===============================================================================
                                                  Three months ended March 31,
                                                  ----------------------------
                                                        2000          1999
---------------------------------------------------  ------------  -----------
                                                      (Unaudited)  (Unaudited)
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                           $(2,688,400)  $ (360,500)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                       42,000        7,400
      Compensation relating to stock options
        and warrants issued                            1,571,400           --
      Issuance of stock for services                          --       42,500
      Changes in operating assets and liabilities:
        Accounts receivable                               41,000           --
        Prepaid expenses and other current assets         32,900      (15,900)
        Deferred income taxes                                 --     (240,300)
        Accounts payable                                (224,300)      62,600
        Accrued expenses                                  39,400       (8,600)
        Deferred revenue                                  (1,900)     (14,500)
---------------------------------------------------  ------------  -----------
NET CASH USED IN OPERATING ACTIVITIES                 (1,187,900)    (527,300)
---------------------------------------------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal received under note receivable                    --      215,500
  Purchase of property and equipment                     (33,400)     (48,200)
  Other assets                                            (8,800)      (5,000)
---------------------------------------------------  ------------  -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (42,200)     162,300
---------------------------------------------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
    to shareholders                                      115,000           --
  Proceeds from shareholder note receivable              250,000           --
  Proceeds from issuances of stock                     1,060,000    1,120,900
  Proceeds from issuance of warrants                      10,000           --
  Payment of stock issuance costs                        (79,500)     (44,000)
---------------------------------------------------  ------------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,355,500    1,076,900
---------------------------------------------------  ------------  -----------
NET INCREASE  IN CASH AND CASH EQUIVALENTS               125,400      711,900

CASH AND CASH EQUIVALENTS, beginning of period           175,300      370,000
---------------------------------------------------  ------------  -----------

CASH AND CASH EQUIVALENTS, end of period             $   300,700   $1,081,900
===============================================================================
                                See accompanying notes to financial statements.

                                  PHOTOLOFT.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     THE  COMPANY

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

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

3.     SUPPLEMENTAL  CASH  FLOW  DISCLOSURE

During each of the three months ended March 31, 2000 and 1999, the Company paid $800 for income taxes and $0 for interest.

Noncash financing activities for the three months ended March 31, 2000 consisted of the issuance of 32,500 shares of common stock in exchange for accrued expenses totaling $15,600.

Noncash financing activities for the three months ended March 31, 1999 consisted of the issuance of 85,011 shares of common stock for services aggregating approximately $42,500, and the issuance of 25,000 shares of common stock for the payment of stock issuance costs totaling $12,500.

4.     SUBSEQUENT  EVENTS AND INTERIM PERIOD INFORMATION

In March 2000, the Company sold 400,000 warrants with an exercise price of $0.10 to an investor for proceeds of $10,000. The warrants expire March 2005, and are exercisable as soon as the investor provides a term sheet for a financing of at least $15 million, regardless of whether the financing is successfully completed.

In March 2000, the Company obtained loans from two shareholders aggregating $115,000.

In March 2000, the Company entered into employment agreements with three of its officers, one of which replaced an existing agreement entered into in February 1999. All three agreements are for one year, from March 15, 2000 through March 15, 2001. One officer's employment agreement provides for the granting of 250,000 options after a term sheet is signed for a major financing, and another 500,000 options on the effective date of a major financing.

In April 2000 the Company repriced 500,000 warrants, originally granted with an exercise price of $1.0093, to $0.10.

In April 2000, the Company granted warrants to purchase 200,000 shares of common stock to a consultant at an exercise price of $0.10, and granted warrants to purchase 100,000 shares of common stock to the same consultant at an exercise price of $1.00. The warrants expire April 2005, and the vesting of the warrants is contingent upon the consultant assisting the Company in obtaining a term sheet for financing of at least $15,000,000, regardless of whether the financing is successfully completed.

In  May  2000,  the  Company  received  a  loan  of  $50,000  from  an  officer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THIS  REPORT  CONTAINS  FORWARD-LOOKING  STATEMENTS  WITHIN  THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto AND "Factors That Could Affect Our Financial Condition and Results of Operations" both of which are included elesewhere in this report.

General
-------

     As an early player in the online imaging market, Photoloft.com established itself as a business to business ("B2B") website. At the same time, we established a consumer photosharing web site that served as a prototype for our private label and cobrand partner sites. As the marketplace for our services evolved over the ensuing years, we utilized this time to educate the marketplace and build our consumer site. Now that the B2B marketplace has become much more sophisticated and we have honed our products, we are looking to become a leader in the nascent Internet digital imaging and photosharing (B2B) market.

     We provide turnkey B2B web-based infrastructure for rapidly producing websites that can be integrated seamlessly with client companies websites in co-branded, private label and customized installations for consumer oriented photosharing communities and digital imaging businesses. Designed for B2B backbone purposes, and easy scaling, the PhotoLoft.com solution is mated to a powerful e-commerce engine that automates purchases of prints and other photo related merchandise and integrates seamlessly with the client website and with diverse product fulfillers and distributors. We intend to leverage our technology to power the sites of others and garner fees and revenue split from sharing print, e-commerce and advertising revenue, and from the sale of these products on our own site. We adopted our current business model in April 2000. Accordingly, we are very much like a start-up company and have generated minimal revenues since the adoption of this model.

Results  of  Operations
-----------------------

Three  Months  Ended  March  31, 2000 Compared With Three Months Ended March 31,
--------------------------------------------------------------------------------
1999
----

     Revenues. For the three months ended March 31, 2000, Photoloft had revenues of $61,800 compared to revenues of $ 21,800 for the three months ended March 31, 1999. The cost of revenues decreased to $27,300 for the three months ended
March 31, 2000 compared to $36,300 for the comparable period in 1999. Gross profit was $34,500 for the three months ended March 31, 2000 compared to a gross loss of $14,500 for the three months ended March 31, 1999.

     The negative gross margin for the three months ended March 31, 1999 was due primarily to the transition of our business from software sales to advertising sales, resulting in an inability to cover the fixed component of the cost of revenues during those months.

     Selling and Marketing Expenses. Selling and marketing expenses were $113,800 for the three months ended March 31, 2000, compared to $18,800 for the comparable period in 1999. Substantially all of the selling and marketing expenses in the first quarter of 2000 were derived from a shift in Photoloft's primary target customers from consumers to organizations (both traditional and online) that service the consumers.

     General and Administrative Expenses. General and administrative expenses increased to $2,608,200 for the three months ended March 31, 2000, compared to $605,100 for the three months ended March 31, 1999.

     The increase in general and administrative expenses was due primarily to compensation relating to stock option and warrant grants during the three months ended March 31, 2000.

     Net Loss. As a result of the foregoing factors, Photoloft's net loss increased to $2,688,400 for the three months ended March 31, 2000, from a net loss of $360,500 for the three months ended March 31, 1999. The net loss per share decreased to $0.21 for the three months ended March 31, 2000 from $0.04 for the comparable period in 1999. The increase in net loss was due primarily to compensation relating to stock option and warrant grants during the three months ended March 31, 2000, and a low level of operations during the transition of our business from software sales to advertising sales during the three months ended March 31, 1999.


Liquidity  and  Capital  Resources
----------------------------------

     To date, Photoloft has funded its operations primarily through private placements of equity securities. Such placements generated net proceeds of $1,060,000 during the three months ended March 31, 2000 compared to proceeds of $1,120,900 for the three months ended March 31, 1999.

     We anticipate that we will require approximately $10.5 million in 2000 to grow as contemplated. To continue functioning at our current level, we will need approximately $4 million in 2000. We anticipate that 20% of our requirements will come from cash from operations. We will seek the remainder from equity or debt financing sources. In March 2000 we raised $1,060,000 in a private placement financing. We are actively seeking to raise additional capital through debt or equity financing. We cannot assure you that we will be able to obtain this additional financing. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services or take advantage of business opportunities or respond to competitive pressures. In addition, our ability to meet our obligations and continue our obligations could be adversely affected. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We note that our independent certified public accountants modified their opinion to include an explanatory paragraph relative to a going concern uncertainty.

     If we are unsuccessful in generating resources from one or more of the anticipated sources and unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or features or entry into various markets and otherwise cutting back operations. Such a scaling back of operations would involve two phases. The first phase would involve reducing our current burn rate by approximately 15% by cutting back on business development expenses and infrastructure. The second phase would involve substantially reducing our e-commerce research and development efforts and restructuring our approach to new business partnering deals. If we are unable to generate required resources, our ability to meet our obligations and to continue our operations will be adversely affected.

Impact  Of  The  Year  2000
---------------------------

In our previous filings with the Securities and Exchange Commission, we have discussed the nature and progress of our plans to deal with potential Year 2000 problems. These problems arise from the fact that many currently installed computer systems and software products were coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies needed to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. Prior to December 31, 1999, we completed our assessment of all material information technology and non-information technology systems at our headquarters, as well as our review of Year 2000 compliance by our key vendors, distributors and suppliers. To date, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date changes. We are not aware of any material problems resulting from Year 2000 issues, either with our own internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Factors That Could Affect Our Financial Condition and Results of Operations
---------------------------------------------------------------------------

You should carefully consider the risk described below before making an Investement decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently know to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be harmed.

WE ARE MUCH LIKE A START UP COMPANY AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

     We launched our current business model in April, 2000 and therefore are much like a start-up company. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from such products and services. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as e-commerce. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

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

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     We have no significant revenue history with respect to our recently launched products and services. Our revenues for the foreseeable future will remain primarily dependent on the number of private label, co-branded and customized companies to whom PhotoLoft.com provides solutions, and the revenue sharing and fees generated from its B2B partners. We cannot forecast with any degree of certainty the number of visitors to the sites of its partners, or the revenue sharing and fees.

     We expect our operating results to fluctuate from quarter to quarter. We believe that some of the revenue streams that we share in with our customers and partners, including e-commerce and advertising vary from quarter to quarter. While fluctuations in the revenues streams may be offset by other revenue streams that we earn, such as set up fees, our operating results may fluctuate significantly from quarter to quarter.

     Other factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

     -  our  ability  to  attract  new  and  repeat  customers;
     - our customers' ability to attract new and repeat customers and sell product through e-commerce channels;
     - our ability to keep current with the evolving tastes of our target market;
     -  our  ability  to  manage  the  number of items listed on our services;
     -  our  ability  to  protect  our  proprietary  technology;
     - the ability of our competitors to offer new or enhanced web site features, products or services;
     -  the  growth  of  the  digital  photosharing  market  as  projected;
     -  the  level  of  use  of  the  Internet  and  online  services;
     - consumer confidence in the security of transactions over the Internet;
     - unanticipated delays or cost increases with respect to product and service introductions; and
     - the costs, timing and impact of our marketing and promotion initiatives.

     Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

YOUR  HOLDINGS  MAY  BE  DILUTED  IN  THE  FUTURE.

     We are authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. We are also authorized to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. We have designated 125 shares of our preferred stock as series A preferred stock and issued 106 of such shares in a private placement financing in March 2000. Such shares are convertible into common stock, and such conversion will dilute the interests of our other shareholders. Holders of the series A preferred stock must approve any merger, sale of assets, or other transaction that amounts to a sale of Photoloft.com, and such approval rights may have the effect of delaying a transaction that might otherwise be favorable to other holders of our capital stock. The designation and issuance of additional series of preferred stock in the future would create additional securities that would have dividend and liquidation preferences over our common stock.

WE  MAY  FAIL  TO  ESTABLISH  AN  EFFECTIVE  INTERNAL  SALES  ORGANIZATION

     To date, we have relied to a significant extent on outside parties to develop new customer opportunities. We believe that the growth of partner and shared revenues will depend on our ability to establish an aggressive and effective internal sales organization. We will need to increase this sales force in the coming year in order to execute our business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, our business will be materially and adversely affected.

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

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees, particularly Jack Marshall, our Chief Executive Officer, President and Treasurer. The loss of the services of any of our executive officers could materially and adversely affect our business. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. See "Description of Business-Employees."

WE  MAY  NOT  BE  ABLE  TO  COMPETE  SUCCESSFULLY.

     The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies, including some large photography equipment and service providers that have existing photo lab customers and expertise in selling services to these customers, and a number of other small services, including those that serve specialty markets. In addition, companies that currently provide other digital imaging services or online photo sharing communities may migrate into our markets, thus increasing competition. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition. A potential competitor could develop a technology that is competitive or superior to ours.

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

WE  MAY  FAIL  TO  ESTABLISH  AND  MAINTAIN  STRATEGIC  RELATIONSHIPS.

     We have in the past, and intend in the future to establish strategic alliances with photo finishing equipment providers, photo lab retailers and popular web sites to increase the number of customers using our infrastructure. In the future, we may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into strategic alliances, our partners may not attract significant numbers of users. Therefore, our infrastructure may not generate the anticipated level of revenue sharing. Our inability to enter into new distribution relationships or strategic alliances and expand our existing ones could have a material and adverse effect on our business.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION OF AND LEGAL UNCERTAINTIES SURROUNDING THE INTERNET.

     Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business or otherwise have a material and adverse effect on our business, results of operations and financial condition. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The law governing the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws governing intellectual property, copyright, privacy, obscenity, libel and taxation apply to the Internet. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. See "Description of Business - Government Regulation."

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     To date, we have had a very limited trading volume in our common stock. As long this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. In addition, we are obligated to register additional securities for immediate resale under the Securities Act and, upon completion of such registration, a substantial number of additional securities will be placed into the public market with the potential adverse consequences described above.

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

     In addition, our stock is currently traded on the NASD O-T-C Market and it is uncertain that we will be able to successfully apply for listing on the NASDAQ National Market or SmallCap market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. Failure to list our shares on the National or SmallCap Markets will impair the liquidity for our common stock.

OPERATIONS  DEPENDANT  ON  ABILITY  TO  PROTECT  OUR  OPERATING  SYSTEMS.

     We maintain substantially all of our computer systems at AboveNet Communications, Inc. Its operations are dependent in part on its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite its implementation of network security measures, its servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to its users, which could have a material adverse effect on our business, results of operations and financial condition.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

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

     In April 2000 Expert Connection dba Kinetic Tec filed an action against us in the Santa Clara County Superior Court alleging breach of contract arising out of an alleged fee agreement. Kinetic Tec claims it submitted the resume of a potential employee to us and we hired the employee and thus owe Kinetic Tec according to a fee agreement. Kinetic Tec requests damages in the amount of $21,000.

     To the best of our knowledge, there are presently no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject and, to the best of its knowledge, no such actions against us are contemplated or threatened.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ending March 31, 2000. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

     In March 2000, we issued options to purchase up to 378,344 shares of our common stock to one of our officers pursuant to the terms of our employment agreement with the officer. The exercise price for the options was $3.44 per share, which was not less than the fair market value of the shares on the date of grant. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Rule 701 promulgated under the Securities Act of 1933 and was
made  without  general  solicitation  or  advertising.  The  optionee  is   a
sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

     In March 2000, we issued 106 shares of preferred stock, designated series A preferred stock, in exchange for $1,060,000 to investors in a private placement. In connection with that offering, we also issued to The May Davis Group, Inc., the placement agent for the offering, warrants to purchase up to 185,500 shares of common stock at an exercise price of $3.30. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented that the shares were being acquired for investment. In connection with the offer and sale of the series A preferred stock, we have agreed to file a registration statement under the Securities Act of 1933 covering the resale of shares of common stock that may be issued upon conversion of such series A preferred stock. The holders of the series A preferred stock have the right to convert such shares into common stock on or after the earlier of (i) 90 days after the issuance of the series A preferred shares, (ii) five days after receipt of a "no-review" status from the Securities and Exchange Commission with respect to the aforementioned registration statement, or (iii) the effective date of such registration statement. The conversion rate for the series A preferred stock is based on the number of days from the issuance date through the conversion date, and the conversion price, which is the lower of $2.65 or 80% of the average market price for our common stock for the last five trading days immediately preceding the date of conversion. Holders of the series A preferred stock are entitled to certain cash payments in the event that the aforementioned registration statement is not declared effective by the SEC on or before the 120th day following the first issuance of the series A preferred stock. The series A preferred stock will be automatically converted into common stock on March 3, 2002 if not previously converted, and holders of the series A preferred stock must approve any merger, sale of assets, or other transaction that amounts to a sale of Photoloft.com.

    In March 2000, we entered into a new employment agreement with Jack Marshall in which he will receive 250,000 bonus options, granted under our Employee Stock Option Plan, upon acceptance by the Board of a term sheet for a sale of PhotoLoft.com or a major financing. Employee will also receive 500,000 bonus options, granted under our Employee Stock Option Plan, on the effective date of a sale of PhotoLoft.com or major financing.

     In March 2000, we sold 400,000 warrants with an exercise price of $0.10 to an investor for proceeds of $10,000. The warrants expire March 2005, and are exercisable as soon as the investor provides a term sheet for a financing of at least $15,000,000, regardless of whether the financing is successfully completed.

     In April 2000, we granted warrants to purchase 200,000 shares of common stock to an investor at an exercise price of $0.10, and granted warrants to purchase 100,000 shares of common stock to the investor at an exercise price of $1.00. The warrants expire in April 2005, and the vesting of the warrants is contingent upon the investor assisting us in obtaining a term sheet for financing of at least $15,000,000, regardless of whether the financing is successfully completed.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     The following exhibits are filed as part of this report:

             10.1 Employment Agreement, dated March 15, 2000, by and between Chris McConn and the Registrant.
             10.2 Employment Agreement, dated March 15, 2000, by and between Jack Marshall and the Registrant.
             10.3 Employment Agreement, dated March 15, 2000, by and between Kay Wolf Jones and the Registrant.
             27.1  Financial Data Schedule (EDGAR version only)

     (b)  Reports  on  Form  8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PHOTOLOFT.COM

Date:  May 15,  2000                    By:  /s/  Jack  Marshall
                                             -------------------
                                                  Jack  Marshall,
                                                  President