Form 10QSB
period 2000-06-30
PHOTOLOFT COM
filed 2000-08-14
CIK 1086722

FORM  10-QSB

                  UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION

                             Washington,  D.C.  20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  June  30,  2000

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  ________  to  ________

        Commission  file  number:  0-266932

                                  PHOTOLOFT,  INC.
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

     As of August 1, 2000, the issuer had 22,084,001 shares of common stock, $.001 par value per share, outstanding.

                                  PHOTOLOFT,  INC.

                                    CONTENTS

                                                                  Page  No.
                                                                  --------
PART  I  -  FINANCIAL  INFORMATION
      Item  1.   Financial  Statements

                          Balance Sheets                               3

                          Statements of Operations                     4

                          Statements of Cash Flows                     5

                          Notes to Financial Statements                6

      Item 2.   Management's Discussion and Analysis or
                Plan of Operation                                      8

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings                                    18

      Item 2.    Changes in Securities and Use of Proceeds            18

      Item 5.    Other Information                                    20

      Item 6.    Exhibits and Reports on Form 8-K                     20

SIGNATURES

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                                                                     PHOTOLOFT, INC.
                                                                     BALANCE SHEETS
====================================================================================
                                                             JUNE 30,    DECEMBER 31,
                                                              2000          1999
====================================================================================
                                                           (Unaudited)
ASSETS
CURRENT  ASSETS:
   Cash and cash equivalents                             $  6,488,200   $   175,300
   Accounts receivable, net of allowance for doubtful
     accounts of $16,900 at each period                       163,600        60,100
   Notes receivable                                                --       250,000
   Escrow Funds                                             1,339,000            --
   Prepaid expenses and other current assets                   31,200        49,500
------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        8,022,000       534,900
PROPERTY AND EQUIPMENT, NET                                   516,500       418,000
OTHER ASSETS                                                   26,100        17,200
------------------------------------------------------------------------------------
TOTAL ASSETS                                             $  8,564,600   $   970,100
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Notes payable to shareholders                         $    390,000   $        --
   Accounts payable                                           399,900       906,800
   Accrued expenses                                           413,300       263,500
   Deferred revenue                                            58,700        15,200
------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   1,261,900     1,185,500
Commitments, Contingencies and Subsequent Events
SHAREHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.001 par value; 500,000 shares
     authorized; 900 and  0  shares issued and outstanding      9,000            --
   Common stock, $0.001 par value; 50,000,000 shares
     authorized; 21,772,014 and 12,881,875 shares issued
     and outstanding, respectively                             21,800        12,900
   Additional paid in capital                              17,036,400     4,904,500
   Deferred compensation                                     (118,300)     (481,200)
   Accumulated deficit                                     (9,655,200)   (4,651,600)
------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                     7,302,700      (215,400)
------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $  8,564,600   $   970,100
====================================================================================

                                  See accompanying notes to financial statements

                                                                 PHOTOLOFT, INC.
                                                         STATEMENT OF OPERATIONS
=================================================================================
                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                          -------------------------------------------------------
                                2000          1999          2000          1999
---------------------------------------------------------------------------------
                            (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
REVENUES                   $   161,400   $    63,700   $   223,200   $    85,500
Cost of Revenues               112,900        15,700       140,200        52,000
---------------------------------------------------------------------------------
GROSS PROFIT                    48,500        48,000        83,000        33,500
---------------------------------------------------------------------------------
OPERATING EXPENSES:
  Sales and marketing           27,500        12,300       141,300        31,100
  General and
  administrative             2,331,300       460,500     4,939,500     1,065,600
---------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES     2,358,800       472,800     5,080,800     1,096,700
---------------------------------------------------------------------------------
LOSS FROM OPERATIONS        (2,310,300)     (424,800)   (4,997,800)   (1,063,200)
OTHER INCOME
(EXPENSE):
  Interest income                   --           400          (100)       40,500
  Interest expense              (5,000)           --        (5,000)           --
  Other                             --         1,800            --          (700)
---------------------------------------------------------------------------------
TOTAL OTHER INCOME
(EXPENSE)                       (5,000)        2,200        (5,100)       39,800
---------------------------------------------------------------------------------
LOSS BEFORE INCOME
TAXES                       (2,315,300)     (422,600)   (5,002,900)   (1,023,400)
INCOME TAX (BENEFIT)
EXPENSE                             --      (167,300)          800      (407,600)
---------------------------------------------------------------------------------
NET LOSS                    (2,315,300)     (255,300)   (5,003,700)     (615,800)
Deemed dividend on
conversion of
preferred stock                     --            --            --      (934,000)
Deemed dividend on
Redemption of Series
A Preferred Stock
including value
ascribed to warrants
of $145,000                   (357,000)           --      (357,000)           --
---------------------------------------------------------------------------------
Net loss allocable to
common shareholders        $(2,672,300)  $  (255,300)  $(5,360,700)  $(1,549,800)
=================================================================================
Basic and diluted
loss per share             $     (0.17)  $        --   $     (0.38)  $     (0.14)
=================================================================================
Basic and diluted
weighted-average
common shares
outstanding                 15,430,200    12,454,300    14,139,800    10,763,700
=================================================================================

                              See accompanying  notes  to  financial  statements

                                                                PHOTOLOFT, INC.
                                                         STATEMENT OF CASH FLOWS
=================================================================================
                                                     SIX MONTHS ENDED JUNE 30,
                                                     ------------  ------------
                                                        2000           1999
                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(5,003,700)  $  (615,800)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                       86,400        15,200
      Compensation relating to stock options and
      warrants issued                                  2,648,500            --
      Issuance of stock for services                          --        42,500
      Changes in operating assets and liabilities:
         Accounts receivable                            (103,500)           --
         Prepaid expenses and other current assets        18,300       (28,000)
         Deferred income taxes                                --      (409,400)
         Accounts payable                               (406,500)          600
         Accrued expenses                                 65,100         6,300
         Deferred revenue                                 43,500       (29,300)
-------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (2,651,900)   (1,017,900)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal received under note receivable              250,000       215,500
   Purchase of property and equipment                   (184,900)     (152,700)
   Other assets                                           (8,900)       (5,000)
-------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       56,200        57,800
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable to
   shareholders                                          440,000            --
   Repayment of notes payable to shareholders            (50,000)           --
   Proceeds from issuances of stock                   10,800,600     1,120,900
   Payment for redemption of stock                    (1,272,000)           --
   Proceeds from issuance of warrants                     10,000            --
   Payment of stock issuance costs                    (1,020,000)      (44,000)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              8,908,600     1,076,900
-------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS              6,312,900       116,800
CASH AND CASH EQUIVALENTS, beginning of period           175,300       370,000
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period             $ 6,488,200   $   486,800
===============================================================================

                            See  accompanying  notes  to  financial  statements

                                 PHOTOLOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE  COMPANY

PhotoLoft, Inc. (formerly AltaVista Technology, Inc.) (the Company), a California corporation, was incorporated on November 17, 1993. The Company provides users with advanced, easy-to-use technology to instantly create, share and print Internet photo albums. The Company provides turnkey B2B web-based infrastructure for rapidly producing websites that can be intergrated with client companies' websites in co-branded, private label and customized installations for imaging infrastructure businesses.

On March 1, 1999, 100% of the Company's outstanding common stock was acquired by PhotoLoft.com (formerly Data Growth, Inc., a publicly traded shell corporation) PhotoLoft, a Nevada Corporation, in exchange for 9,579,268 shares of PhotoLoft's $.001 par value common stock. For accounting purposes, the acquisition has been treated as the acquisition of PhotoLoft, with the Company as the acquiror (reverse acquisition).

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

On June 8, 2000, pursuant to a Stock Purchase Agreement dated as of April 18, 2000 (the "Agreement"), the Company issued and sold 900 shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Intellect Capital Group, LLC, a Delaware limited liability company ("ICG"). ICG is a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth stage technology companies and takes an active role to assist them to realize their full potential. The consideration for the Series B Preferred Stock consisted of $9,000 in cash. In conjunction with the Agreement, ICG has become an active shareholder, of the company and is assisting the Company with the creation and execution of our strategic plan, building a management team and Board of Directors, identifying and consummating strategic relationships, and advising on merger and acquisition activities, the capital formation process and corporate finance and corporate communications. The Series B Preferred Stock was convertible, on or before July 8, 2000, into 50% of the Company's then-outstanding common stock following the conversion (on a fully- diluted basis). On July 8, 2000, the company had 33,825,266 shares of common stock outstanding on a fully-diluted basis, and therefore, if ICG had converted all of the Series B Preferred Stock on that date, it would have owned and controlled 50% of our fully-diluted common stock. However, on July 8, 2000, the Company did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On that date, the Company issued 27,914,023 shares of common stock in partial conversion of the Series B Preferred Stock. Pursuant to the terms of May 22, 2000 letter of agreement between the holder of the Series B Preferred Stock and the company, the company incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder and the holder has waived its right to receive the additional 5,911,243 shares it was entitled to on July 8, 2000, in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants are not exercisable before December 8, 2000, after that date they may be exercised or exchanged on a two-for one basis for shares of common stock. This transaction will be recorded as a stock issuance cost for the subsequent private placement of common stock. Pursuant to the Agreement, we elected Terren S. Peizer, the ICG Chairman and Chief
Executive Officer, as the Company's Chairman and a member of the Company's Board of Directors.

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

Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In addition, please refer to the Registration Statement on Form SB-2 (File No. 333-42672) filed with the Securities and Exchange Commission on July 31, 2000.

3.     SUPPLEMENTAL  CASH  FLOW  DISCLOSURE

During each of the six months ended June 30, 2000 and 1999, the Company paid $800 for income taxes. During the six months ended June 30, 2000 and 1999, the Company had interest expense of $5,000 and $0 respectively.

Non-cash financing activities for the six months ended June 30, 2000 consisted of the issuance of 32,500 shares of common stock in exchange for accrued expenses totaling $15,600, notes receivable exchanged for common stock totaling $1,339,000 and a deemed dividend of $357,000.

Non-cash financing activities for the six months ended June 30, 1999 consisted of the issuance of 85,011 shares of common stock for services aggregating approximately $42,500, the issuance of 25,000 shares of common stock for the payment of stock issuance costs totaling $12,500, and a deemed dividend of $934,000 relating to the beneficial conversion of its preferred stock into common stock.

4.     PRIVATE  PLACEMENT

In July, 2000 the Company completed a private placement that raised $13.3 million. As of June 30, 2000, the Company had received $11.2 million, of which $1.3 million was in an escrow account and is reflected in the Escrow Funds balance, net of offering costs and fees. An additional $2.1 million remained to be collected as of June 30, 2000.

5.    INTERIM  PERIOD  AND  SUBSEQUENT  EVENTS  INFORMATION

In April 2000 the Company repriced 500,000 warrants, originally granted with an exercise price of $1.01, to $0.10 and recorded the related compensation expense.

In April 2000, the Company granted warrants to purchase 200,000 shares of common stock to a consultant at an exercise price of $0.10, and granted warrants to purchase 100,000 shares of common stock to the same consultant at an exercise price of $1.00. The warrants expire April 2005 and were immediately exerciseable.

In May 2000, the Company received a loan of $50,000 from an officer, which was repaid in June, 2000.

In May 2000, the Company entered into an agreement in which it issued warrants to purchase 200,000 shares of common stock at exercise prices ranging from $2.75 to $4.50 in exchange for services. Fifty percent of the warrants vested upon execution of the agreement, and the remaining fifty percent will vest if the agreement is renewed after 6 months.

In June 2000, the Company issued 900 shares of Series B convertible preferred stock to an investor for proceeds of $9,000. See explanation in Note 1.

From May 2000 through July 2000, the Company issued 10,646,600 shares in a private placement of common stock and warrants to purchase 5,323,300 shares of common stock at an exercise price of $1.65 for proceeds of $12,176,700, net of stock issuance costs of $1,131,600. As of June 30, 2000, the Company had issued 8,851,000 shares of common stock and warrants to purchase 1,215,000 shares of common stock for net proceeds of $10,123,700, as well as 28,000 shares of common stock and 1,221,000 warrants at an exercise price of $1.65 per share as investor referral fees.

In July 2000, our Board of Directors and shareholders approved an increase in the number of authorized shares of common stock to 200,000,000.

In July 2000, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.65 in settlement of a dispute.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     THIS  REPORT  CONTAINS  FORWARD-LOOKING  STATEMENTS  WITHIN  THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with the financial statements and notes thereto AND "Factors That Could Affect Our Financial Condition and Results of Operations" both of which are included elsewhere in this quarterly report.

General
-------

     As an early player in the online imaging market, Photoloft.com established itself as a business to business ("B2B") website. At the same time, we established a consumer photosharing web site that served as a prototype for our private label and co-brand partner sites. As the marketplace for our services evolved over the ensuing years, we utilized this time to educate the marketplace and build our consumer site. Now that the B2B marketplace has become much more sophisticated and we have honed our products, we are looking to become a leader in the nascent Internet digital imaging infrastructure(B2B) market.

     We provide turnkey B2B web-based infrastructure for rapidly producing websites that can be integrated seamlessly with client companies websites in co-branded, private label and customized installations for consumer oriented photosharing communities and digital imaging businesses. Designed for B2B backbone purposes, and easy scaling, the PhotoLoft solution is mated to a powerful e-commerce engine that automates purchases of prints and other photo related merchandise and integrates seamlessly with the client website and with diverse product fulfillers and distributors. We intend to leverage our technology to power the sites of others and garner fees and revenue split from sharing print, e-commerce and advertising revenue, and from the sale of these products on our own site. We adopted our current business model in April 2000. Accordingly, we are very much like a start-up company and have generated minimal revenues since the adoption of this model.

Results  of  Operations
-----------------------

Three  and  Six  Months  Ended  June  30,  2000  and  1999
----------------------------------------------------------
     REVENUES. Revenues for the quarter ended June 30, 2000, increased 253% to $161,400 from $63,700 reported in the same quarter in 1999. Revenues for the current six month period increased 261% to $223,200 from $85,500 reported for the six month period ended June 30, 1999. The increase in revenues in both periods was due to the increased number of users on the Photoloft platform, both co-brand and private label, generating e-commerce and advertising revenue. In addition, for the current period, we earned development fee revenue for development services.

     GROSS MARGIN. Gross Margin for the quarter ended June 30, 2000 decreased to 30.0% from 75.3% reported in the same quarter in 1999. Gross Margin for the six months ended June 30, 2000 decreased to 37.2% from 39.2% reported in the same quarter in 1999. The gross margin decrease was due to our current reliance on advertising and e-commerce revenue and was affected by the product mix. Gross margin in the second quarter of 1999 was exceptionally high due to non-recurring revenue generation.

     SALES AND MARKETING EXPENSES. Sales and Marketing Expenses for the quarter ended June 30, 2000, increased to $27,500 from $12,300 reported in the same quarter in 1999. Sales and Marketing Expenses for the six months ended June 30, 2000, increased to $141,300 from $31,100 reported in the same period in 1999. Substantially all of the selling and marketing expenses in 2000 were derived from a shift in our primary target customers from consumers to organizations (both traditional and online) that service the consumers.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses for the quarter ended June 30, 2000, increased to $2,331,300 from $460,500 reported in the same quarter in 1999. General and Administrative Expenses for the six months ended June 30, 2000, increased to $4,939,500 from $1,065,600 in the same period in 1999. The increase in general and administrative expenses is due primarily to non-cash compensation expense of $2,648,556 relating to stock option and warrant grants during the six month period ended June 30, 2000.

     NET LOSS. Net Loss allocable to Shareholders for the quarter ended June 30, 2000, increased to $2,672,300 from $255,300 reported in the same quarter in 1999. Net Loss allocable to Shareholders for the six months ended June 30, 2000 increased to $5,360,700 from $1,549,800 in the period in 1999. The net loss increase in both periods is due primarily to non-cash compensation expense of $2,648,556 relating to stock option and warrant grants during the six month period ended June 30, 2000.

Liquidity  and  Capital  Resources
----------------------------------

     To date, we funded our operations primarily through private placements of equity securities. Such placements generated net proceeds of $9.8 million during the six months ended June 30, 2000 compared to proceeds of $1,076,900 for the six months ended June 30, 1999.

     In July, 2000 the Company completed a Private Placement that raised $13.3 million. As of June 30, 2000, the company had received $11.2 million, of which $1.3 million was in an escrow account and is reflected in the Escrow Funds balance, net of offering costs and fees. An additional $2.1 million remained to be collected as of June 30, 2000.

     At June 30, 2000 we had cash and cash equivalents of $6,488,200 as compared to $175,300 at June 30, 1999. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operation through the end of December 2001. Thereafter, we will need to raise additional funds either through equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms.

Factors  That  Could  Affect  Our  Financial Condition and Results of Operations
--------------------------------------------------------------------------------

You should carefully consider the risk described below before making an Investement decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be harmed.

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

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     We have no significant revenue history with respect to our recently launched products and services. Our revenues for the foreseeable future will remain primarily dependent on the number of private label, co-branded and customized companies to whom we provide solutions, and the revenue sharing and fees generated from its B2B partners. We cannot forecast with any degree of certainty the number of visitors to the sites of its partners, or the revenue sharing and fees.

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

YOUR  HOLDINGS  MAY  BE  DILUTED  IN  THE  FUTURE.

     We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. We are also authorized to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval.

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

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees. The loss of the services of any of our executive officers could materially and adversely affect our business. We currently do not hold "key person" insurance on any of our executive officers or key employees. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future. See "Description of Business-Employees."

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

WE  WILL  NEED  FURTHER  CAPITAL.

     We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operation through the end of December 2001. Thereafter, we will need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. In addition, we are obligated to register additional securities for immediate resale under the Securities Act and, upon completion of such registration, a substantial number of additional securities will be placed into the public market with the potential adverse consequences described above.

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

     In addition, our stock is currently traded on the NASD O-T-C Market and it is uncertain that we will be able to successfully apply for listing on the AMEX, NASDAQ National Market or SmallCap market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. Failure to list our shares on the AMEX, NASDAQ National or SmallCap Markets will impair the liquidity for our common stock.

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


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     On January 7, 2000 Gale Drive LLC filed an action against us in the Santa Clara County Superior Court of California (Case Number CV 787055) alleging breach of contract arising out of a lease agreement for office space located in Campbell, California. We are currently involved in settlement negotiations with Gale Drive LLC.

     In April 2000 Expert Connection dba Kinetic Tec filed an action against us in the Santa Clara County Superior Court alleging breach of contract arising out of an alleged fee agreement. Kinetic Tec claims it submitted the resume of a potential employee to us and we hired the employee and thus owe Kinetic Tec according to a fee agreement. We intend to vigorously oppose these claims.

     To the best of our knowledge, there are presently no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ending June 30, 2000. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

     In April 2000, we granted warrants to purchase 200,000 shares of common stock to an investor at an exercise price of $0.10, and granted warrants to purchase 100,000 shares of common stock to the investor at an exercise price of $1.00. The warrants expire were immediately exerciseable and expire in April 2005. The issuance of the warrants was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The investor was sophisticated, with access to all relevant information necessary to evaluate the investment, and who represented to us that the warrants were being acquired for investment.

     In May 2000, we entered into an agreement in which we issued warrants to purchase 200,000 shares of common stock at exercise prices ranging from $2.75 to $4.50. Fifty percent of the warrants vested upon execution of the agreement, and the remaining fifty percent will vest if the agreement is renewed after 6 months. The issuance of the warrants was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The investor was sophisticated, with access to all relevant information necessary to evaluate the investment, and who represented to us that the warrants were being acquired for investment.

     In June 2000, we issued 900 shares of Series B convertible preferred stock to an investor for proceeds of $9,000. The Series B convertible preferred stock was convertible, on or before July 8, 2000, into 50% of the Company's shares of common stock on a fully-diluted basis, following such conversion. In July, 2000, the Series B convertible preferred stock was exchanged for 27,914,023 shares of common stock and warrants to purchase 11,900,000 shares of common stock at an exercise price of $1.65 per share. The warrants are not exercisable before December 8, 2000; after that date, they may be exercised, or exchanged on a two-for-one basis for shares of our common stock. The issuance of the preferred stock was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The investor was sophisticated, with access to all relevant information necessary to evaluate the investment, and who represented to us that the preferred stock was being acquired for investment.

     From May 2000 through July 2000, we issued 10,646,600 shares of common stock and warrants to purchase 5,323,300 shares of common stock at an exercise price of $1.65 for proceeds of $12,176,700, net of stock issuance costs of $1,131,600. We also issued 28,000 shares of common stock and 1,221,000 warrants at an exercise price of $1.65 per share as a referral fee. The issuance of the common stock and warrants was made in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 and was made without general solicitation or advertising. The purchasers were sophisticated, with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment.

     In July 2000, our Board of Directors and our shareholders approved an increase number of authorized shares of common stock to 200,000,000.

     In July 2000, we issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.65 in settlement of a dispute. The issuance of the warrants was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The investor was sophisticated, with access to all relevant information necessary to evaluate the investment, and who represented to us that the warrants were being acquired for investment.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     The  following  exhibits  are  filed  as  part  of  this  report:

             10.4 Employment Agreement, dated July 19, 2000, by and between Edward Macbeth and the Registrant.

             27.1  Financial  Data  Schedule  (EDGAR  version  only)

     (b)  Reports  on  Form  8-K.

           A Report on Form 8-K was filed on June 23, 2000, and subsequently amended on July 31, 2000 pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 whereby we filed a notice of a change of ownership related to the June 8, 2000 sale of our Series B Preferred Stock to Intellect Capital Group, LLC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PHOTOLOFT.COM

Date:  August  14,  2000                    By:  /s/  Brian  P.  Dowd
                                             -------------------
                                                  Brian  P.  Dowd
                                                  Chief  Financial  Officer