Form 10QSB
period 2000-09-30
PHOTOLOFT COM
filed 2000-11-13
CIK 1086722

FORM  10-QSB

                  UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION

                             Washington,  D.C.  20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  September 30,  2000

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

     As of October 31, 2000, the issuer had 51,589,524 shares of common stock, $.001 par value per share, outstanding.

                                  PHOTOLOFT,  INC.

                                    CONTENTS

                                                                   Page No.
                                                                   -------
PART  I  -  FINANCIAL  INFORMATION

      Item  1.   Financial  Statements

                          Balance Sheets                               3

                          Statements of Operations                     4

                          Statements of Cash Flows                     5

                          Notes to Financial Statements                6

      Item 2.   Management's Discussion and Analysis or
                Plan of Operation                                      8

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings                                    17

      Item 2.    Changes in Securities and Use of Proceeds            17

      Item 6.    Exhibits and Reports on Form 8-K                     17

SIGNATURES

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                                                                     PHOTOLOFT, INC.
                                                                     BALANCE SHEETS
====================================================================================
                                                         SEPTEMBER 30,  DECEMBER 31,
                                                              2000          1999
====================================================================================
                                                           (Unaudited)
ASSETS
CURRENT  ASSETS:
   Cash and cash equivalents                             $  7,495,800   $   175,300
   Accounts receivable, net of allowance for doubtful
     accounts of $16,900 at each period                       215,300        60,100
   Notes receivable                                                --       250,000
   Prepaid expenses and other current assets                  125,000        49,500
------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                        7,836,100       534,900
PROPERTY AND EQUIPMENT, NET                                   807,800       418,000
OTHER ASSETS                                                   25,800        17,200
------------------------------------------------------------------------------------
TOTAL ASSETS                                             $  8,669,700   $   970,100
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Notes payable to shareholders                         $     95,000   $        --
   Accounts payable                                           658,100       906,800
   Accrued expenses                                           694,900       263,500
   Deferred revenue                                            15,400        15,200
------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                   1,463,400     1,185,500
Commitments, Contingencies and Subsequent Events
SHAREHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $0.001 par value; 500,000 shares
     authorized; 0  shares issued and outstanding                  --            --
   Common stock, $0.001 par value; 200,000,000 shares
     authorized; 51,551,930 and 12,881,875 shares issued
     and outstanding, respectively                             51,600        12,900
   Additional paid in capital                              19,851,100     4,904,500
   Deferred compensation                                     ( 39,200)     (481,200)
   Accumulated deficit                                    (12,657,200)   (4,651,600)
------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                     7,206,300      (215,400)
------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $  8,669,700   $   970,100
====================================================================================


                                 See accompanying notes to financial statements.

                                                                 PHOTOLOFT, INC.
                                                         STATEMENTS OF OPERATIONS
=================================================================================
                          THREE MONTHS ENDED SEPT.30,  NINE MONTHS ENDED SEPT.30,
                          -------------------------------------------------------
                                2000          1999          2000          1999
---------------------------------------------------------------------------------
                            (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
REVENUES                   $   180,400   $    39,300   $   403,600   $   124,800
Cost of Revenues               107,700        36,500       247,900        88,500
---------------------------------------------------------------------------------
GROSS PROFIT                    72,700         2,800       155,700        36,300
---------------------------------------------------------------------------------
OPERATING EXPENSES:
  Sales and marketing          317,200       485,500       458,500       516,600
  General and
  administrative             2,856,900       666,900     7,796,400     1,732,500
---------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES     3,174,100     1,152,400     8,254,900     2,249,100
---------------------------------------------------------------------------------
LOSS FROM OPERATIONS        (3,101,400)   (1,149,600)   (8,099,200)   (2,212,800)
OTHER INCOME
(EXPENSE):
  Loss on settlement of note                (108,100)                   (108,100)
  Interest income              113,400        69,700       113,300       110,200
  Interest & other expense     (13,900)          500       (18,900)         (200)
---------------------------------------------------------------------------------
TOTAL OTHER INCOME
(EXPENSE)                       99,500       (37,900)       94,400         1,900
---------------------------------------------------------------------------------
LOSS BEFORE INCOME
TAXES                       (3,001,900)   (1,187,500)   (8,004,800)   (2,210,900)
INCOME TAX (BENEFIT)
EXPENSE                             --      (337,700)          800      (745,300)
---------------------------------------------------------------------------------
NET LOSS                    (3,001,900)     (849,800)   (8,005,600)   (1,465,600)
Deemed dividend on
conversion of
preferred stock                     --            --            --      (934,000)
Deemed dividend on
Redemption of Series
A Preferred Stock
including value
ascribed to warrants
of $145,000                         --           --       (357,000)           --
---------------------------------------------------------------------------------
Net loss allocable to
common shareholders        $(3,001,900)  $  (849,800)  $(8,362,600)  $(2,399,600)
=================================================================================
Basic and diluted
loss per share             $     (0.06)  $     (0.07)   $     (0.32)  $    (0.21)
=================================================================================
Basic and diluted
weighted-average
common shares
outstanding                 48,693,700     12,454,300    25,808,000   11,327,200
=================================================================================


                             See accompanying  notes  to  financial  statements.

                                                                PHOTOLOFT, INC.
                                                       STATEMENTS OF CASH FLOWS
===============================================================================
                                                     NINE MONTHS ENDED SEPT 30,
                                                     ------------  ------------
                                                        2000           1999
                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(8,005,600)  $(1,465,600)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                      157,200        27,900
      Compensation relating to stock options and
      warrants issued                                  3,437,800        24,900
      Accrued interest on notes receivable                             (32,900)
      Loss of settlement of note receivable                            108,100
      Issuance of stock for services                          --        42,500
      Changes in operating assets and liabilities:
         Accounts receivable                            (155,200)           --
         Prepaid expenses and other current assets       (75,500)      (75,800)
         Deferred income taxes                                --      (747,200)
         Accounts payable                               (248,700)      269,400
         Accrued expenses                                431,400        45,800
         Deferred revenue                                    200       (35,500)
-------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (4,458,400)   (1,838,400)
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal received under note receivable              250,000       434,800
   Purchase of property and equipment                   (547,000)     (204,500)
   Other assets                                           (8,600)       (5,000)
-------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (305,600)      225,300
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on line of credit                                          409,700
   Proceeds from issuance of notes payable to
   shareholders                                          440,000            --
   Repayment of notes payable to shareholders           (345,000)           --
   Proceeds from issuances of stock                   14,420,200     1,120,900
   Payment for redemption of stock                    (1,272,000)           --
   Proceeds from issuance of warrants                     10,000            --
   Payment of stock issuance costs                    (1,168,700)      (44,000)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             12,084,500     1,486,600
-------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   7,320,500      (126,500)
CASH AND CASH EQUIVALENTS, beginning of period           175,300       370,000
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period             $ 7,495,800   $   243,500
===============================================================================


                           See  accompanying  notes  to  financial  statements.

                                 PHOTOLOFT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE  COMPANY

PhotoLoft, Inc. (formerly AltaVista Technology, Inc.) (the Company), a California corporation, was incorporated on November 17, 1993. The Company provides users with advanced, easy-to-use technology to instantly create, share and print Internet photo albums. The Company provides turnkey B2B web-based infrastructure for rapidly producing websites that can be integrated with client companies' websites in co-branded, private label and customized installations for imaging infrastructure businesses.

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

On June 8, 2000, pursuant to a Stock Purchase Agreement dated as of April 18, 2000 (the "Agreement"), the Company issued and sold 900 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Intellect Capital Group, LLC, a Delaware limited liability company ("ICG"). ICG is a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth stage technology companies and takes an active role to assist them to realize their full potential. The consideration for the Series B Preferred Stock consisted of $9,000 in cash. In conjunction with the Agreement, ICG has become an active shareholder of the company and is assisting the Company with the creation and execution of its strategic plan, building a management team and Board of Directors, identifying and consummating strategic relationships, and advising on merger and acquisition activities, the capital formation process and corporate finance and corporate communications. The Series B Preferred Stock was convertible, on or before July 8, 2000, into 50% of the Company's then-outstanding common stock following the conversion (on a fully-diluted basis). On July 8, 2000, the Company had 33,825,266 shares of common stock outstanding on a fully-diluted basis, and therefore, if ICG had converted all of the Series B Preferred Stock on that date, it would have owned and controlled 50% of the Company's fully-diluted common stock. However, on July 8, 2000, the Company did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On that date, the Company issued 27,914,023 shares of common stock in partial conversion of the Series B Preferred Stock. Pursuant to the terms of May 22, 2000 letter of agreement between the holder of the Series B Preferred Stock and the company, the Company incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder and the holder has waived its right to receive the additional 5,911,243 shares it was entitled to on July 8, 2000, in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants are not exercisable before December 8, 2000; after that date they may be exercised or exchanged on a two-for one basis for shares of common stock. This transaction will be recorded as a stock issuance cost for the subsequent private placement of common stock. Pursuant to the Agreement, the Company elected Terren S. Peizer, the ICG Chairman and Chief Executive Officer, as the Company's Chairman and a member of the Company's Board of Directors.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.

Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In addition, please refer to the Registration Statement on Form SB-2 (File No. 333-42672) filed with the Securities and Exchange Commission on July 31, 2000.

3.     SUPPLEMENTAL  CASH  FLOW  DISCLOSURE

During each of the nine months ended September 30, 2000 and 1999, the Company paid $800 for income taxes. During the nine months ended September 30, 2000 and 1999, the Company paid $10,200 and $0 of interest, respectively.

Non-cash financing activities for the nine months ended September 30, 2000 consisted of the following; the issuance of 32,500 shares of common stock in exchange for accrued expenses totaling $15,600; the issuance of warrants to purchase an aggregate of 11,900,00 shares of common stock exchangeable on a two for one basis for common stock; the issuance of 28,000 shares of common stock and warrants to purchase 1,221,000 shares of common stock for fees relating to the private placement of common stock; and a deemed dividend of $357,000 on the redemption of Series A Preferred Stock.

Non-cash financing activities for the nine month period ended September 30, 1999 included the issuance of 85,011 shares of common stock for services aggregating approximately $42,500, the issuance of 25,000 shares of common stock for the payment of stock issuance costs totaling $12,500, and a deemed dividend of $934,000 relating to the beneficial conversion of its preferred stock into common stock.

4.    PRIVATE  EQUITY  PLACEMENT

From May 2000 through July 2000, the Company issued 10,646,600 shares in a private placement of common stock and three-year warrants to purchase 5,323,300 shares of common stock at an exercise price of $1.65 for proceeds of $12,218,800, net of stock issuance costs of $1,089,200. A value of $5,354,400 has been ascribed to the warrants and is considered a stock issuance cost. In connection with the private placement, 28,000 shares of common stock and three-year warrants to purchase 1,221,000 shares of common stock at an exercise price of $1.65 per share were issued as investor referral fees. The 28,000 shares of common stock and the 1,221,000 three-year warrants issued as fees have an aggregate value of $1,263,000 and are considered a stock issuance cost.

5.    INTERIM  PERIOD  INFORMATION

In March 2000, we issued options to purchase up to 378,344 shares of our common stock to one of our officers pursuant to the terms of our employment agreement with the officer. The exercise price for the options was $3.44 per share, which was not less than the fair market value of the shares on the date of grant.

In March 2000, we issued 106 shares of preferred stock, designated series A preferred stock, in exchange for $1,060,000 to investors in a private placement. We subsequently redeemed the series A preferred stock in June, 2000. In consideration for services in connection with the sale of our Series A Preferred Stock in March 2000 we issued 185,500 warrants to purchase shares of our common stock. These warrants may be exercised at any time during the five-year period following their issuance at an exercise price of $3.30 per share. The number of shares issuable upon exercise of the warrants is subject to adjustment upon the occurrence of stock splits, dividends or reclassifications. The warrants do not carry registration rights. In connection with the June 2000 redemption of our Series A Preferred Stock, we issued warrants to purchase an additional 80,140 shares of common stock with the same terms and conditions; provided that we are obligated to register the shares of common stock underlying the June 2000 warrants.

In March 2000 we entered into a new employment agreement with Jack Marshall in which he will receive 250,000 bonus options, granted under the Employee Stock Option Plan, upon acceptance by the Board of a term sheet for a sale of PhotoLoft, Inc. or a major financing. Employee will receive 500,000 bonus options, granted under the Employee Stock Option Plan, on the Effective Date of a sale of PhotoLoft, Inc. or major financing. In June, 2000 Jack Marshall entered into a new employment agreement which replaced the March 15, 2000 agreement. The new employment agreement did not include the 750,000 bonus options provision for the boards acceptance of a term sheet or major financing.

In March 2000, we sold 400,000 warrants with an exercise price of $0.10 to an investor for proceeds of $10,000. The warrants expire March 2005, and are exercisable as soon as the investor provides a term sheet to assist us in locating financing of at least $15 million, regardless of whether the financing is successfully completed. In May 2000, the investor provided a termsheet for assisting us in locating financing. The warrants were issued and are subsequently exercisable.

In April 2000 the Company repriced 500,000 warrants, originally granted with an exercise price of $1.01, to $0.10 and recorded the related compensation expense.

In April 2000, the Company granted warrants to purchase 200,000 shares of common stock to a consultant at an exercise price of $0.10, and granted warrants to purchase 100,000 shares of common stock to the same consultant at an exercise price of $1.00. The warrants expire in April 2005 and were immediately exercisable.

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

From May 2000 through July 2000, the Company issued 10,646,600 shares in a private placement of common stock and three-year warrants to purchase 5,323,300 shares of common stock at an exercise price of $1.65 for net proceeds of $12,218,800,

In June 2000, the Company issued 900 shares of Series B convertible preferred stock to an investor for proceeds of $9,000. See explanation in Note 1.


In July 2000, our Board of Directors and shareholders approved an increase in the number of authorized shares of common stock to 200,000,000.

In July 2000, the Company issued three year warrants to purchase 300,000 shares of common stock at an exercise price of $1.65 in settlement of a dispute relating to a binding letter of intent for an equity financing. The $378,000 fair value of the warrant have been recorded as stock based compensation expense in the accompanying financial statements.


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

     The following discussion should be read in conjunction with the financial statements and notes thereto and "Factors That Could Affect Our Financial Condition and Results of Operations", both of which are included elsewhere in this quarterly report.

General
-------

     As an early player in the online imaging market, PhotoLoft established itself as a business to business ("B2B") website. At the same time, we established a consumer photosharing web site that served as a prototype for our private label and co-brand partner sites. As the marketplace for our services evolved over the ensuing years, we utilized this time to educate the marketplace and build our consumer site. Now that the B2B marketplace has become much more sophisticated and we have honed our products, we are looking to become a leader in the nascent Internet digital imaging infrastructure(B2B) market.

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

Results  of  Operations
-----------------------

Three  and  Nine  Months  Ended  September  30,  2000  and  1999
----------------------------------------------------------------

     REVENUES. Revenues for the quarter ended September 30, 2000, increased 359% to $180,400 from $39,300 reported in the same quarter in 1999. Revenues for the current nine month period increased 223% to $403,600 from $124,800 reported for the nine month period ended September 30, 1999. The increase in revenues in both periods was due to the increased number of users on the Photoloft platform, both co-brand and private label, generating e-commerce and advertising revenue. In addition, for the current three and nine-month periods, we earned development fee revenue for development and professional services.

     GROSS MARGIN. Gross Margin percentage for the quarter ended September 30, 2000 increased to 40% from 7% reported in the same quarter in 1999. Gross Margin percentage for the nine months ended September 30, 2000 increased to 39% from 29% reported in the same quarter in 1999. The increase in the gross margin percentage was due to higher network hosting, development and professional service revenue and was also affected by the product mix.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended September 30, 2000, decreased to $317,200 from $485,500 reported in the same quarter in 1999. Sales and marketing expenses for the nine months ended September 30, 2000, decreased to $458,500 from $516,600 reported in the same period in 1999. Expenses decreased due to lower advertising expenses. Substantially all of the selling and marketing expenses in 2000 were derived from a shift in our primary target customers from consumers to organizations (both traditional and online) that service the consumers.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended September 30, 2000, increased to $2,856,900 from $666,900 reported in the same quarter in 1999. General and administrative expenses for the nine months ended September 30, 2000, increased to $7,796,400 from $1,732,500 in the same periods in 1999. The increase in general and administrative expenses during the three and nine month periods ended September 30, 2000 is due to non-cash compensation expense relating to stock option and warrant grants and increased hiring as the company further develops its product offerings and services.

     NET LOSS. Net loss allocable to common shareholders for the quarter ended September 30, 2000, increased to $3,001,900 from $849,800 reported in the same quarter in 1999. Net loss allocable to common shareholders for the nine months ended September 30, 2000 increased to $8,362,600 from $2,399,600 in the period in 1999. The net loss increase in both periods is due primarily to non-cash compensation relating to stock option and warrant grants during the periods and an increase in the number of employees, which increased from twenty-seven at September 30, 1999 to fifty at September 30, 2000.

Liquidity  and  Capital  Resources
----------------------------------

    During the nine months ended September 30, 2000 the Company issued $440,000 in notes payable, raised $1.1 million in Series A preferred stock and completed a private placement of common stock that raised gross proceeds of $13.3 million. The Series A preferred stock was redeemed in the amount of $1.3 million, payments of $345,000 were made on notes payable and stock issuance costs of $1.2 million were incurred.

     At September 30, 2000 we had cash and cash equivalents of $7,495,800 as compared to $175,300 at December 31, 1999. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through the end of September 2001. Thereafter, we will need to raise additional funds either through equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms.

Factors  That  Could  Affect  Our  Financial Condition and Results of Operations
--------------------------------------------------------------------------------

You should carefully consider the risk described below before making an Investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be harmed.

WE  ARE  MUCH  LIKE  A  START  UP COMPANY  AND HAVE A LIMITED OPERATING HISTORY.

     We launched our current business model in April 2000 and therefore are much like a start-up company. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from such products and services. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as e-commerce. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

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

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     We have no significant revenue history with respect to our recently launched products and services. Our revenues for the foreseeable future will remain primarily dependent on the number of private label, co-branded and customized companies to whom we provide solutions, and the revenue sharing and fees generated from our B2B partners. We cannot forecast with any degree of certainty the number of visitors to the sites of our partners, or the revenue sharing and fees.

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

     Other factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

     -  our ability  to  attract new and repeat customers;
     - our customers' ability to attract new and repeat customers and sell product through e-commerce channels;
     - our ability to keep current with the evolving tastes of our target market;
     -  our ability to manage the number  of  services we offer;
     -  our ability to protect our proprietary  technology;
     - the ability of our competitors to offer new or enhanced web site features, products or services;
     -  the growth  of  the  digital  photosharing  market  as  projected;
     -  the level  of  use  of  the  Internet  and  online  services;
     - consumer confidence in the security of transactions over the Internet;
     - unanticipated delays or cost increases with respect to product and service introductions; and
     - the costs, timing and impact of our marketing and promotion initiatives.

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

WE  WILL  NEED  FURTHER  CAPITAL.

     We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operation through the end of September 2001. Thereafter, we will need to raise additional funds. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

ACQUISITIONS  MAY  DISRUPT  OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     We may acquire or make investments in complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has-been a successful strategy used by other Internet companies. If we buy a company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to our existing shareholders.

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

WE  ARE  DEPENDENT  ON THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

     Our industry is new and rapidly evolving. Our business would be adversely affected if web usage and e-commerce does not continue to grow. Web usage may be inhibited for a number of reasons, including:

     -  inadequate  Internet  infrastructure;

     -  failure to develop successful internet business models;

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

     In addition, our stock is currently traded on the NASD O-T-C Market. We have applied for listing on the AMEX; however it is uncertain that we will be able to successfully receive approval for this listing on the AMEX, or apply for or receive approval for a listing on the NASDAQ National Market or SmallCap market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. Failure to list our shares on the AMEX, NASDAQ National or SmallCap Markets will impair the liquidity for our common stock.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     On January 7, 2000 Gale Drive LLC filed an action against us in the Santa Clara County Superior Court of California (Case Number CV 787055) alleging breach of contract arising out of a lease agreement for office space located in Campbell, California. We are currently involved in mediation discussions with Gale Drive LLC.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     Set forth in chronological order is information regarding shares of common stock issued and options and warrants and other convertible securities granted by us during the three months ended September 30, 2000. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed.

     From May 2000 through July 2000, we issued 10,646,600 shares of common stock and warrants to purchase 5,323,300 shares of common stock at an exercise price of $1.65 for proceeds of $12,218,800, net of stock issuance costs of $1,089,200. We also issued 28,000 shares of common stock and 1,221,000 warrants at an exercise price of $1.65 per share as a referral fee. The issuance of the common stock and warrants was made in reliance upon Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933 and was made without general solicitation or advertising. The purchasers were sophisticated, with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment.

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

     (a)     The  following  exhibit  is  filed  as  part  of  this  report:

             27.1  Financial  Data  Schedule  (EDGAR  version  only)

     (b)  Reports  on  Form  8-K.

           A Report on Form 8-K was filed on June 23, 2000, and subsequently amended on July 31, 2000 pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 related to the June 8, 2000 sale of our Series B Preferred Stock to Intellect Capital Group, LLC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PHOTOLOFT.COM

Date:  November 13, 2000                    By:  /s/  Brian  P.  Dowd
                                               ----------------------------
                                                  Brian  P.  Dowd
                                                  Chief  Financial  Officer