Form 10KSB
period 2000-12-31
BRIGHTCUBE INC
filed 2001-04-17
CIK 1086722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

        For  the  fiscal  year  ended  December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from ________ to ________.

        Commission  file  number:  0-266932
                                   --------


                                BRIGHTCUBE, INC.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                        87-0431036
           ------                                        ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation  or  Organization)

                240 Center Street, El Segundo, California  90245
                ------------------------------------------------
               (Address of Principal Executive Offices)  (Zip Code)

Issuer's  Telephone  Number:  (310) 535-4555
                              --------------

Securities  registered  pursuant  to  Section  12(b) of the Act:

                                      None
                                      ----
                                (Title of Class)

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of Class)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)     Yes [ X ] No [   ]

                           (2)     Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $481,000
                                                                  --------

As of March 15, 2001, the approximate aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant was $6,054,292 (based upon the closing price for shares of the registrant's common stock as reported by the OTC Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, the registrant had 70,220,648 shares of common stock, $0.001 par value per share, outstanding.

Transitional  Small  Business  Disclosure  Format  [   ]  Yes;  [ X ]  No

                                    BRIGHTCUBE, INC.

                                      FORM 10-KSB

                                   TABLE OF CONTENTS


PART  I.
--------

ITEM 1.    Description of Business                                                    4
ITEM 2.    Description of Property                                                   15
ITEM 3.    Legal Proceedings                                                         15
ITEM 4.    Submission Of Matters To A Vote Of Security Holders                       15

PART II.
--------

ITEM 5.    Market For Common Equity and Related Stockholder Matters                  16
ITEM 6.    Management's Discussion and Analysis or Plan of Operation                 17
ITEM 7.    Financial Statements                                                      32
ITEM 8.    Changes In and Disagreements With Accountants On Accounting and
           Financial Disclosure                                                      32

PART III.
---------

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act                                    33
ITEM 10.   Executive Compensation                                                    37
ITEM 11.   Security Ownership Of Certain Beneficial Owners and Management            44
ITEM 12.   Certain Relationships and Related Transactions                            46
ITEM 13.   Exhibits and Reports On Form 8-K                                          50

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


ITEM  1.  DESCRIPTION  OF  BUSINESS

     Brightcube, Inc. is a developer and provider of digital imaging infrastructure, technology, products, services and papers for the art and photography markets. We utilize several Web sites, develop a line of digital papers (consumables), provide digital imaging software and hosting infrastructure and a subscription based dealer network to enable our clients to store, deliver and print images. We implemented certain parts of our current business strategy, in particular our focus on the art market, through the acquisition of Extreme Velocity Group, Inc. ("EVG") by PhotoLoft, Inc.
("PhotoLoft") on December 20, 2000. Upon completion of the acquisition, PhotoLoft changed its name to Brightcube. PhotoLoft provided the digital imaging software and hosting infrastructure business lines and EVG provided the digital papers and dealer network business lines.

     Our digital papers are designed and marketed internally but produced on a contract basis by outside paper mills. The papers are designed specifically for professional imaging applications on inkjet printers. We design the coatings that are applied to the papers produced by the mills and specify the types and weights of the papers to be used. We have two basic types of papers: photographic papers and art papers. The coatings applied to the papers are critical in achieving proper gamut, which is the range of colors that a paper will display, and archivability, which is the amount of time the papers will hold an image without a noticeable loss of color. These papers will be distributed through three channels: to our network of dealers (see description below), to wholesalers and distributors and through a retail website that we maintain, www.photoinkjet.com.

     Our digital imaging software and hosting infrastructure is provided through two channels: a consumer site, still branded as PhotoLoft.com, and a business-to-business hosting and infrastructure service. PhotoLoft.com is a photo-sharing and digital imaging e-commerce "community", meaning that individuals with access to the Internet can store, view and share their personal photographic images on pages located on the World Wide Web which we maintain and can be accessed from our web site at www.photoloft.com. As a result, our web site is a "community" of pages on the World Wide Web with images collected from around the world. We continue to provide our broad Web-based photosharing service to consumers but no longer actively market this service as the business hosting and infrastructure is now our focus. PhotoLoft.com was originally based on advertising revenue that provided these services free to consumers but recently transitioned to a membership fee for users posting images. We recently began charging a membership fee to all users of the PhotoLoft.com site. Our primary focus for the imaging software and hosting infrastructure is a business-to-business model, whereby we sell digital imaging software and hosting to other businesses. These services are provided on a private label basis with our customers paying us based on a license fee for the use of our software and for bandwidth used on the hosting services.

     Our Brightcube dealer network is comprised of independent art frame shops ("dealers") around the country that subscribe to our services. One of the services is e-commerce orders generated from our website, www.frameyourart.com.
                                                           --------------------
Consumers can visit this website, order art and have the art framed at one of our local dealers. We do not make any money from these orders, but rather use the distribution to drive value to our dealers in return for their annual subscriptions. The dealers purchase the rights to zip codes for an annual subscription rate. In addition to the distribution rights from these zip codes, we provide marketing and advertising support to subscribing dealers. The marketing and support that we provide to the dealers includes promotions that are designed to increase traffic into their stores and training on various aspects of running their business. In 2001, we are in the process of transitioning these dealers from a zip code driven service to a subscription service under which we provide marketing support and technology solutions and give them access to an image bank from which they can select pieces of art to produce themselves using inkjet printers. As part of these solutions we now offer the dealers private labeled, e-commerce enable websites, a royalty free library of art images that the dealers can print and additional marketing promotions.

     Additionally, we are in the process of developing and deploying a solution to remotely deliver art images to be printed on demand. We are calling this product the BrightCube Solution and expect to deploy the system during fiscal year 2001. The solution consists of an image bank powered by our digital imaging software and hosting solutions that provide a library of digital art images. Our dealers and other BrightCube Solution users can access this image bank over the Internet and order an image to be printed. That image is then encrypted, sent from our servers over the Internet to the dealer's location and printed directly on a wide format printer there without residing on the dealer's computer. This solution addresses a significant problem in the distribution of art. Currently, art publishers have to run high volume print runs of art that are then distributed to art galleries and frame shops. This system is expensive due to delivery costs, inventory carrying costs and the risks associated with obsolete inventory. With the BrightCube solution, these costs are eliminated as art can be selected and printed locally on-demand, offering significant cost savings to publishers and retailers. The users printing the art are charged a per print charge for the use of the image. BrightCube shares in the per print charge and sells the papers on which the art is printed. This BrightCube Solution will be marketed to art publishers around the country, art galleries and to our dealer network of frame shops.

BACKGROUND

     Although we were originally formed in November 1993, we adopted much of our current business model, which is described in the previous paragraphs, in December 2000. In that regard, we are very much like a start-up company and we have received minimal revenues since the adoption of our new business model.

     Under our previous business model, we operated under the corporate name, PhotoLoft, Inc. and prior to that AltaVista Technology, Inc. Alta Vista's business model was formed to take advantage of the burgeoning need for fun and creative applications for the Internet. The market place was rapidly leaving behind cumbersome computers that required highly trained operators and was turning to PC-based computing that allowed people with average computer skills to enter a new world. AltaVista began developing imaging software that made computing even more fun, and the various products that were designed and marketed brought images to life on the computer. In 1995 AtlaVista introduced Howdy!, the world's first ever multi-media e-mail tool. As a component of this product, AltaVista also established web pages via e-mail.

     As a software developer, AltaVista followed the traditional revenue model of bundling its software with original equipment manufacturers. As that market evolved and ceased to provide significant revenues, we began exploring new ways to bring products to market at a profit. This coincided with the phenomenal growth of the Internet and the evolution of Internet users who were rapidly beginning to utilize the medium as a source of entertainment as well as information. The expertise of AltaVista was clearly in Internet imaging technology and the decision was made to aggregate images into a photo-sharing community.

     In August 1998 we sold our URL, AltaVista.com, to Digital Equipment, now Compaq Computer, and changed our name to PhotoLoft, Inc. The official launch of our new web site was in February 1999, the same month that PhotoLoft, Inc. entered into a reorganization with Data Growth, Inc., a non-operating public company incorporated in Nevada. Under the terms of the reorganization, PhotoLoft, Inc. shareholders received shares of Data Growth, Inc., in exchange for Data Growth, Inc.'s shares of common stock. PhotoLoft, Inc. became a wholly-owned subsidiary of Data Growth, Inc. and all of the executive officers and directors of Data Growth, Inc. resigned and the executive officers and directors of PhotoLoft, Inc. became the executive officers and directors of Data Growth, Inc. Data Growth, Inc. then changed its name to PhotoLoft. See "Item 12. Certain Relationships and Related Transactions."

     In December 2000, we purchased all of the outstanding common stock of Extreme Velocity Group, Inc. ("EVG") and changed our name to BrightCube. After the acquisition of EVG, the former shareholders of EVG held approximately 25% of our common stock and one position on our Board of Directors. EVG, formerly Frameyourart.com, commenced operations on July 1, 1999. Until November 2000, EVG operated as two separate companies, Extreme Velocity Group, Inc. and Advanced Media Products. Advanced Media Products was the developer and distributor of digital papers and commenced operations in January of 2000. In November 2000, Extreme Velocity Group, Inc. and Advanced Media Products merged.

     All of our business is currently conducted through BrightCube, Inc. Our principal executive offices are located at 240 Center Street, El Segundo, California 90245 (telephone: 310-535-4555). We also maintain Web sites at www.brightcube.com, www.photoloft.com, www.photoinkjet.com,
------------------   -----------------   -------------------
www.allartportal.com,  www.ev-g.com  and  www.frameyourart.com.  The  content of
--------------------   ------------       --------------------
these Web sites does not constitute a part of this Annual Report on Form 10-KSB.

PRODUCTS  AND  SERVICES

DIGITAL  PAPERS

     We develop and distribute a proprietary line of papers designed for high-end inkjet printing for the art and photographic markets. These papers are designed in our in-house research and development laboratory by our in-house team and produced by outside mills. We utilize several mills for the production of our papers. While we believe that there are other mills that could supply our paper, should one of these mills be unable to provide our paper we could face a severe short term supply shortage. We also distribute papers designed and distributed by other companies. These papers are designed to maximize the gamut (range of color) available from a particular image. Each paper is matched with a computerized color profile that optimizes the output from each specific printer type to ensure the highest quality print. In addition, the papers are designed to ensure long-term archivability, meaning the length of time before an image's color starts fading and the reduction of distortion that often appears when images are viewed in different lighting. An inherent problem with most inkjet prints is that the color tends to fade relatively quickly. Our papers help overcome this problem through our proprietary coatings applied to the papers. These papers are marketed under the brand names XtremeGamut, Advanced Media Products and Brightcube. The development of these papers is dependant on our internal team that has numerous years of experience in the development and marketing of such papers. Loss of any member of this team could significantly impact our ability to develop new papers.

DEALER  NETWORKS

     We currently have one dealer network in place and are planning to launch another next year. The current network is focused on art framing galleries around the country. In the past, the galleries could sign-up and receive the distribution rights for a particular zip code from our e-commerce site, www.frameyourart.com. Consumers can place orders for art and frames on this site
--------------------
and pick up the framed artwork at their local frame shops. In 2000 this network had as many as 635 paying memberships covering more than 1,000 zip codes.
However, due to the high cost of acquiring customers for e-commerce sites, we have been moving away from the zip code based model. Instead, we have been offering Internet solutions, such as custom web pages with full e-commerce capabilities, marketing and promotional support and the ability to print artwork on-demand. Also included in this offering is our digital image bank of art images to which we have the rights. These images are offered to our dealers royalty free to allow them to produce artwork as needed. As a result of this transition, the membership of our dealer network has declined since December 31, 2000 to 420 as of March 15, 2001. Our current solutions have received a positive reaction in the marketplace, however while we are still seeing a net decline in the network, we expect the community to start growing again during 2001.

     In February 2001, we began beta testing on a new dealer network for professional photographers called Working Photo. In exchange for an annual subscription rate, this network provides professional photographers a customized personal webpage, on-line proofing and ordering rooms for their customers, e-commerce accounts, marketing tools, such as bulk emailers, and other tools that enhance the professional photographer's business. Working Photo was created through the combination of software written for the framing galleries and the PhotoLoft technology. As of March 15, 2001, we were still in the process of the initial marketing of this product. The initial reaction to the product has been enthusiastic but it is still too early to tell how successful the product will be.

DIGITAL  IMAGING  AND  INFRASTRUCTURE
     As an early player in the online imaging market, we quickly established ourselves as a business to business ("B2B") focused website. At the same time, we established a consumer photosharing web site that served as a prototype for our private label and co-branded partner sites. As the marketplace for our
services  evolved  over  the  ensuing  years,   we  utilized  this  time  to
educate the marketplace and build our consumer site. Now that the B2B marketplace has become much more sophisticated and we have honed our products, we are looking to become a leader in the Internet digital imaging and photosharing B2B market.

     We provide a turnkey B2B web-based infrastructure for rapidly producing websites that can be integrated seamlessly with client companies' websites in co-branded, private label and customized installations for consumer oriented photosharing communities and digital imaging businesses. We provide these services as a application service provider ("ASP"). Designed for B2B backbone purposes and easy scaling, the Brightcube solution is mated to a powerful e-commerce engine that automates purchases of prints and other photo related merchandise and integrates seamlessly with the client website and with diverse product fulfillers and distributors. We intend to leverage our technology to power the sites of others and garner fees by providing the technology and hosting for these sites as an ASP. We adopted our current business model in December 2000. Accordingly, we are very much like a start-up company and have generated minimal revenues since the adoption of this model.

     We have also developed a multi-faceted e-commerce solution designed to appeal to businesses looking for imaging infrastructure. The primary components of our e-commerce program are prints and reprints. As on-line proofing becomes more popular, consumers are opting to choose which photos they want via the Internet. Brightcube facilitates the ordering, printing and delivery of prints in order to allow our business customers to offer these solutions to their customers. Another component of the e-commerce program offers customers a choice of 15 photo-personalized gift items. For example, end users can purchase shirts, coffee mugs or puzzles with their photographs printed on them. Yet another facet of our e-commerce program is a photo-personalized card, which is a greeting card with a particular photograph printed on it, including personalized greetings drafted by the purchaser.

     Our software greatly simplifies the task of displaying images on the Internet. End users can view small images of several photographs before deciding to enlarge a particular photograph. End users can also compress the image and forward it to a friend. We have also taken Internet digital imaging a step further with our advanced viewing capabilities. Users can zoom in on or pan an image, allowing them to observe even the tiniest details or enjoy the full panorama of a photo. This technology, which is compatible with all on-line auction sites, makes us particularly useful for bidders who wish to scrutinize closely their potential purchases. In addition, to take full advantage of the digital revolution, we allow users to print their pictures at home. This home photo processing is comparable to the current photo finish quality, and is cost competitive with the traditional model of film processing with the added advantages of allowing users the convenience of printing only the photos they want, at the sizes they designate from the comfort of their homes.

STRATEGY

     Brightcube is focused on empowering the use of an image, whether art or photographic. By enabling the movement and printing of an image from creation by a professional to printing whether by an inkjet printer or a mini-lab we will be able to participate and benefit from all stages of the movement. Through our dealer networks (art framing galleries and now professional photographers), we are able to aggregate the fragmented markets responsible for the creation and distribution of images. By providing these networks with digital imaging tools we are facilitating the movement toward digital image management. Our imaging infrastructure technology allows us to host and deliver these digital images via the Internet as an ASP. Utilizing our digital papers we are able to provide the means for producing high quality output from these images.

     Leveraging our assets, we intend to provide a new end-to-end solution for the storage and production of images, whether for art or photography, called the BrightCube Solution. Using our hosting infrastructure, relationships in the art industry and our dealer network, we intend to have an online image bank that can be delivered to art publishers, professional photographers, art distributors and retailers. By marketing high-end inkjet printers to our dealer network and to art publishers and distributors, we will provide a distribution channel for these images. Utilizing this image bank, users can choose an image and have it printed on-demand using our digital papers on high-end inkjet printers.

     Our solution provides benefits for artists and photographers by increasing their distribution opportunities. The Brightcube Solution reduces their inventory carrying costs and related risks. For retailers, this solution offers their customers a wider catalog of images on a wider range of options (i.e. various sizes on various papers with instant gratification) while also reducing their inventory carrying costs. Brightcube intends to benefit through a per image charge paid by the user and from sales of our digital papers, as well as, subscription fees paid by the dealer members.

TECHNOLOGY

     Our web-based application technology installs easily, scales, supports multiple distributors and fulfillers, and is designed to integrate seamlessly with a website's existing e-commerce, transaction and advertising functionality. Not only do we provide a highly integrated digital imaging and photosharing website, but we also automate a fast, turnkey installation into a company's existing website, picking up the colors, structure, look and feel of that website. We believe that the open platform and tight integration of our technology greatly enhance our power to provide valuable B2B solutions for our clients. In addition, our proprietary configuration and licensed technology give us the ability to provide a quick, private label solution to our customers together with features such as photo viewing from different angles, zooming in and out and panning: a powerful competitive advantage in all B2B applications from auction sites and e-tail catalogs to professional event and artist photography sites. Our technology also provides secure transaction management, templates for customizable, multimedia products, and fulfillment to multiple, distributed fulfillers and can bind an image of the finished photo or photo-personalized product, such as tee shirts, in the shopping cart compared with just a word description found in other sites.

     Our proprietary FotoSend technology allows digital cameras, film scanners, software applications and other web sites to interact with any photohosting web site. An essential component for B2B photosharing operations, FotoSend provides an industry-standard means to upload, manage and share photos on the Web, which has been lacking so far. Conventional photo hosting companies have each created their own proprietary upload solutions, forcing hardware vendors to support a different standard for each photo hosting site they support.

     We continue to develop and upgrade our technology. We have also deployed a bulk uploader that allows for the upload of multiple images by a user. This feature greatly reduces the amount of time needed to upload user pictures. We have also sought to leverage this core technology across several new product offerings such as the WorkingPhoto network and our BrightCube solution.

     Our digital papers are created using proprietary formulations of coatings that are applied to papers. These formulations are created by our in-house team and are designed to maximum the color gamut of images and their longevity. The coatings are applied to papers after the initial production at third party mills. In general, we seek to have exclusive relationships with the mills for those papers they are producing for us. We have been able to negotiate such relationships at most of our mills but not all.

MARKETING  AND  PROMOTION

     Our marketing is centered on access to each of our sales channels. For our networks, we are targeting very defined market segments that are readily identified such as frame shops and professional photographers. From these market segments we target the sale of our papers and other products. For our digital imaging products we are targeting photo mini-labs, large retailers and other businesses that can benefit from offering on-line imaging to their clients.

     Our marketing efforts have three components: direct marketing, trade publications and trade shows. The direct marketing is carried out to attract initial customers through telemarketing mainly from industry lists. These lists are obtained from a variety of sources but the most successful are from trade groups such as the Professional Picture Framing Association. The trade publications have been successful in generating brand awareness and establishing our position in the industry. We believe that this type of marketing is very efficient and effective, in addition to being relatively economical compared to major mainstream publications. Finally, targeted trade shows have been successful in lead generation and sales.

     Our sales force has two components: outside telemarketers and inside commissioned sales people. The outside telemarketers are used to screen leads and present screened contacts to our internal salespeople who then close the sales. We currently have three to four internal sales people working on our products.

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

SYSTEMS

     The equipment that supports our hosting infrastructure is located in a secured individual cage space, meaning that the equipment is surrounded by a locked metal cage, at the San Jose, California web site hosting facility operated by AboveNet Communications, Inc. and at the Hoboken, New Jersey facility operated by DataPipe, Inc. AboveNet and DataPipe also provide our hosting infrastructure with its connection to the Internet and house some of our equipment.

     Our hosting infrastructure is supported on a series of Intel Pentium II Dual Processor Servers. These servers share the obligation of supporting our web sites in such a manner that when one is overburdened, it shifts the excess obligation another server. This provides substantial assurances that our infrastructure will remain accessible to users. Our site currently utilizes several Dual Processor Pentium III 400s with three gigabytes of storage space to support the web site and Dual Processor Pentium III 400's with one and a half terabytes of storage space to support the images posted on the hosting infrastructure. Currently, there are two dual Processor Pentium III 400s with 25 gigabytes of storage space to support our database engine that catalogues photographs and maintains other data. The combination of a database server, several image servers, and several web servers is called a "pod", and we add pods as necessary to accommodate growth. We have a staff of approximately two to three individuals that maintain these systems. These individuals rotate their schedules to provide 24 hours technical support on the system.

     Our secure data management for our Digital Imaging solutions is through SQL Server version 7.0. SQL Server Logs are generated every eight hours to facilitate database reconstruction in the case of hardware or software failure. These files are written to the hard disk and backed up to tape with a combination of third party software and software developed in house. Currently, the average web site powered by our image servers serves 11.14 images /sec. With the above referenced software and hardware configurations, it has been determined that the current peak load served is 2.36 images per second per image server. With eight image servers, the infrastructure is capable of 18.88 images per second. To scale the system, additional web servers and image servers are added as needed. To scale the database, a mirror copy is made of the database server and dedicated to a particular account.


COMPETITION

     Our approach to the market is unique in that we are cutting across several vertical markets (software technology, the art industry, and professional photography) and to the best of our knowledge, there are no direct competitors with the same approach. Within each vertical market, however, there are several competitors.

     In the digital imaging and infrastructure market, there are several companies providing imaging technology and hosting services such as Zing, OFOTO, Shutterfly, PhotoIsland, Kodak, Telepix, Pixel Magic and Photohighway. Many of these companies have been focused on providing free photo sharing services to consumers. However, due to the decline of revenue-generating Internet advertising, most of these competitors either are or plan on providing solutions to business customers. As such, they do or will soon begin competing with us.

     In the art industry there are several players that have attempted to establish similar dealer network offerings, such as Art Affairs and ArtAve.com. These competitors have been focused on e-commerce and providing content over the Internet to the art market, while we have focused on providing solutions to businesses within the art market rather than e-commerce or content. It is possible that these companies could try to offer solutions and services similar to ours in the future, and that one or more of them may have greater financial or other resources. However, we believe that we have achieved a significant advantage through our lead time in this market.

     We compete with several companies offering solutions to the professional photography market, including PhotoReflect and Kodak. PhotoReflect offers primarily portrait studio software solutions, although it also offers certain solutions for small events. Kodak recently announced that it will develop an offering similar to our Working Photo network. We believe that Kodak provides software solutions primarily to drive print sales. However, we provide professionals with tools and training to improve their business and increase their profits. With this focus we believe our solution is much more attractive to professionals and provides a larger revenue potential for them.

     We also believe that our professional photography solution is more customizable than those offered by our competitors, as we allow professionals to control every aspect of their storefront, populate their product offerings with a interesting mix of photo merchandise and control their merchant accounts. We are not focused on enabling our print business, as our solutions are designed to allow professionals to market their business more effectively and give them more flexibility to choose how they ultimately output their prints. Our professionals can choose to output to a lab of their choice or to print in-house using ink jet printers.

     We believe that we are one of the few companies to gather all of the necessary assets to provide true print-on-demand to the art and professional photography market. By locking in the images by developing relationships with artists and art publishers, providing the technology to deliver and print the images and developing the technology to enable printing and distributing quality papers, we are able to provide the entire vertical supply chain. Currently, there are certain players offering portions of this system but not the entire solution. Our ability to offer print-on-demand is greatly enhanced by our digital papers, which provide us with a recurring revenue stream from every transaction.

INTELLECTUAL  PROPERTY

     "Brightcube", "PhotoLoft", and "HOWDY" are trademarks and service marks of Brightcube. We have registered our trademark "Howdy" with, and our applications for registration of the marks "Brightcube" and "PhotoLoft" are currently pending before, the United States Patent and Trademark Office.

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. While we intend to pursue registration of our trademarks and service marks in the U.S. and internationally, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

     We also rely on certain technologies that we license from third parties, such as the suppliers of key database technology, the operating system and specific hardware components for our products and services. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

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

EMPLOYEES

     As of March 15, 2001, we had 47 full time employees, including 10 in marketing, advertising and sales and customer support; 2 in business development; 12 in administration; 7 in site development and design; 4 in technical support; and 12 in engineering.

     We have several key employees that are critical to the success of our business. Loss of any of these employees could severally harm our business. Al Marco, our Chief Executive Officer, is critical to the strategy and ongoing leadership of Brightcube. Jack Marshall, our Vice Chairman, was the founder of PhotoLoft and provides the leadership and contacts necessary for our digital imaging and infrastructure business. Ralph Roessler, our Vice President of Consumable Products, develops our digital papers. Elizabeth Wenner, our Vice President of Internet Development, is critical to the development and deployment of our technology.

     We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and graphical location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our executive offices, comprising approximately 14,000 square feet, are located at 240 Center Street, El Segundo, California 90245. This facility is leased under a five year lease, and the monthly rent is $11,900. The facility is owned by Al Marco, our Chief Executive Officer. We also lease approximately 3,500 square feet of space in Campbell, California in two separate suites under two separate leases and pay an aggregate monthly rent of $11,900. One of these leases expires in 2002 while the other expires in August 2001. We believe that our current facilities will be suitable for the foreseeable future. We are currently looking to sublease one of our suites in Campbell, California.

     We maintain substantially all of our computer systems at AboveNet Communications, Inc. and DataPipe, Inc. See "Item 1. Description of Business--Operations and Systems." Our operations are dependent in part on our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite our implementation of network security measures, our servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to our users which could have a material adverse effect on our business, results of operations and financial condition.

ITEM  3.  LEGAL  PROCEEDINGS

     In January 2000, Gail Drive LLC filed an action against us alleging breach of contract arising out of a lease agreement for office space. In January 2001, Gail Drive was awarded a non-binding judicial arbitration award of $206,000, which we rejected. Gail Drive subsequently filed for a pre-judgment writ of attachment in the sum of $336,000, which was rejected in February 2001. We intend to vigorously oppose all claims in this matter and have provided for an estimated loss relating to this action, including legal fees.


     To the best of our knowledge, there are presently no other pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject and, to the best of its knowledge, no such actions against us are contemplated or threatened.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


None

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     From March 1, 1999 through December 8, 2000, our common stock was trading on the National Association of Security Dealers Over-The-Counter Market Bulletin Board under the symbol "LOFT". Since December 20, 2000, our common stock has been trading on the National Association of Security Dealers Over-The-Counter Market Bulletin Board under the symbol "BRCU". The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since trading commenced as reported by the National Quotation Bureau, Inc. Prices reported by the National Quotation Bureau represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions. See also "Item 6. Management's Discussion and Analysis or Plan of Operations-Factors Affecting Our Operating Results, Business Prospects and Stock Prices-- Our Common Stock Price Is Likely To Be Highly Volatile."


      2001                                        High    Low
      ----                                       ------  ------

      First Quarter (March 1 to March 15)        $0.400  $0.080

      2000
      ----

      First Quarter (January 1 to March 31)      $3.625  $1.718
      Second Quarter (April 1 to June 30)        $2.937  $1.968
      Third Quarter (July 1 to September 30)     $2.625  $0.875
      Fourth Quarter (October 1 to December 31)  $1.740  $0.187

      1999
      ----

      First Quarter (March 1 to March 31)        $7.375  $4.500
      Second Quarter (April 1 to June 30)        $5.500  $3.625
      Third Quarter (July 1 to September 30)     $5.375  $1.562


     As of March 15, 2001, there were approximately 400 holders of record of our common stock, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees.

DIVIDEND  POLICY

     We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance our operations.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In December 2000, we acquired Extreme Velocity Group ("EVG"), a provider of Internet and imaging solutions to the business-to-business art market. In connection with the merger, BrightCube issued approximately 18 million shares of unregistered common stock, including approximately 3.2 million shares held in escrow for indemnification obligations of the former EVG shareholders, in exchange for all outstanding shares of EVG. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under Section 4(2) of the Securities Act of 1933, and was made without general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

     We were founded in 1993 as AltaVista Technology, Inc. In July 1998, the URL, AltaVista.com was sold to Digital Equipment, now Compaq Computer, and we changed our name to Photoloft.com. Since then, we have continued to upgrade the site, offering better and faster user components to PhotoLoft.com. Through
February 1999, revenues have been derived primarily through the sale of advertising. Beginning in February 1999, we began focusing on increasing e-commerce sales and advertising sales. This continued to be the Company's focus through the first half of 2000 at which point we began focusing on providing private label sites to other businesses that wanted their own photo sharing sites and by powering other digital imaging applications. These services generated revenue through revenue splits with our clients and hosting fees.

     On December 20, 2000 we changed our name to Brightcube, Inc. Brightcube was formed through the acquisition of Extreme Velocity Group, Inc. by PhotoLoft. PhotoLoft provided the digital imaging software and hosting infrastructure business lines and EVG provided the digital inks and papers and dealer networks. In December 2000 we changed our focus to that of a developer and provider of digital imaging infrastructure, technology, products, services and papers for the professional art and photography markets. We utilize several Web sites, a line of digital papers (consumables), digital imaging software and hosting infrastructure and a subscription based dealer network to enable our clients to store, deliver and print images.

     The following discussion and the operating results set forth in our Consolidated Statement of Operations include the consolidated results of EVG and PhotoLoft from December 20, 2000 until December 31, 2000. As the income and expenses from EVG for this period were immaterial these results are essentially stand-alone results from the PhotoLoft operations. They do not include any income or expenses from the operations of EVG.

RESULTS  OF  OPERATIONS

     Revenues for fiscal 2000 were $481,000, an increase of $226,500 compared to $254,500 for fiscal 1999. This revenue increase was primarily due to additional customers paying for our technology on a private label basis. While our revenue increased, however, it did not increase as rapidly as anticipated as the market for business-to-business digital imaging and infrastructure did not develop as rapidly as we expected during 2000. Numerous competitors entered the market with business models that depended on advertising for revenue and offered services for free to customers. With all of these competitors, we believe there was a lot of confusion in the market among businesses seeking to offer digital imaging services due to the numerous players and competiting business models. We also anticipated that our services would have strong demand among the large retailers offering photographic development. While these retailers were initially interested in our products the ability to offer photo-sharing services over the Internet became less of an emphasis for them over 2000. We believe this de-emphasis was largely the result of all of the confusion in the Internet market as the market continues to mature. We believe the market will begin to mature after a shake-out among the competitors and as the use of digital cameras continues to grow.

     During 1999 and through mid-2000, the majority of our revenues came from online advertising and e-commerce sales. We moved away from these revenue models during 2000 to a subscription based model under which our customers paid us for implementing our technology and for custom engineering work, and also paid monthly fees for licensing our technology and for our hosting of their photo sharing sites. We also experimented with offering professional consulting services to our customers to help them design and implement digital imaging strategies. We determined, however, that the market had not matured sufficiently enough to rapidly grow such a business. We believe that the opportunities in this market will grow as it continues to mature.

     In December of 2000 we purchased Extreme Velocity Group in an attempt to expand into the art market and offer additional products, especially digital paper. For details concerning our new business plan after the acquisition, please refer to Part I, Item 1, "Description of Business".

     The gross profit for fiscal 2000 was $94,600, a decrease of $35,700 compared to $130,300 for fiscal 1999. This decrease in gross profit is due primarily to the transition of our business from a consumer-orientated site to a imaging infrastructure and software provider. These services required that we hire additional engineers and technical support to maintain our Web sites and technology to support higher quality standards required by our business customers. As more of their time was spent directly to maintain our technology to provide services to customers, a higher portion of their salaries was allocated to cost of goods sold rather than to general and administrative expense. As the use of our site increased, we also began to pay higher fees to AboveNet which charges us based on bandwidth used.

     Sales and marketing expenses for fiscal 2000 were $645,400, a decrease of $571,800 compared to $1,217,200 for fiscal 1999. This decrease reflects our movement away from consumer-based services. By providing services to business customers we did not purchase as much advertising during 2000 as in 1999 and instead concentrated on direct sales.

     General and administrative expenses for fiscal 2000 were $10,717,700, an increase of $6,311,800 compared to $4,405,900 for fiscal 1999. This increase also reflects the planned aggressive growth phase of our model. Among the general and administrative costs were non-cash compensation relating to stock option and warrant grants, accounting and legal expenses, including the costs associated with being a publicly traded company, rent, depreciation, and administrative personnel. We added a significant number of employees in 2000 in order aggressively grow the business. As revenues did not increase as rapidly as expected we began to significantly reduce expenditures, mainly through headcount reductions, in December and continuing into 2001. We believe that our current employees and overhead expenditure rates can support a significant increase in our operations. However, there is a possibility that if operations increased drastically that we would have to add to these expenditures.

     Loss from operations for fiscal 2000 was $11,268,500, an increase of $5,775,700 compared to a loss from operations of $5,492,800 for fiscal 1999. This increase is primarily due to the transition in our business strategy and aggressive growth phase.

     Interest and other income for fiscal 2000 was $206,200, an increase of $95,600 compared to $110,600 for fiscal 1999. Interest income increased due to higher interest generating cash balances resulting from our private placements.

     Net loss for fiscal 2000 was $11,074,300, an increase of $6,322,200 from a net loss of $4,752,100 for fiscal 1999. The net loss for fiscal 2000 is primarily due to increases in general and administrative expenses resulting from the planned aggressive growth phase of our new business model. Since we were unable to grow revenues as rapidly as expected in 2000, the additional expenditures increased our net loss significantly from the prior year.

     Our assets increased significantly from 1999 to 2000, with total assets increasing from $970,100 at December 31, 1999 to $14,721,700 at December 31, 2000. The majority of this increase is attributable to the goodwill from the EVG transaction, which totaled $9,495,000. We believe this acquisition will be very beneficial to Brightcube, as we anticipate that it will provide a additional revenue source due mainly to EVG's digital papers and dealer network. In addition, our acquisition of EVG will provide us with access to the art market. As such we currently believe that the goodwill related to the EVG transaction will be realizable. Our cash balances at December 31, 2000 were also higher than the cash balances at December 31, 1999, due to funds remaining from our private placements during 2000.

     Our liabilities increased substantially from $1,185,500 at December 31, 1999 to $2,399,300 at December 31, 2000, due mainly to debt of $690,000 assumed with the EVG acquisition. Our accrued expenses also increased due mainly from accrued professional fees from the EVG acquisition and other transactions as well as accruals related to potential legal liabilities from certain litigation. See Item 3, "Legal Proceedings".

INCOME  TAXES

     As of December 31, 2000, we had a gross deferred tax asset of $3,608,800, principally arising from net operating loss carry forwards available to offset future taxable income. As management cannot determine that it is more likely than not that we will realize the benefit of these assets, a 100% valuation allowance has been established.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in operating activities during fiscal 2000 was $7,320,200, an increase of $3,975,400, compared to $3,344,800 during fiscal 1999. The net cash used in operating activities in fiscal 2000 primarily reflects the net effect of the loss for the period and a decrease in accounts payable of $757,700, offset by non-cash compensation relating to stock option and warrant grants of $3,674,400, and an increase in accrued expenses of $484,300. Accrued expenses increased primarily due to EVG acquisition costs expected to be incurred and other legal accruals.

     Net cash used in investing activities during fiscal 2000 was $60,200, a decrease of $1,853,600 compared to net cash of $1,793,400 provided by investing activities during fiscal 1999. The net cash provided by investing activities in 1999 primarily related to payments received on a note payable from the sale of the altavista.com domain name. The net cash used in investing activities in fiscal 2000 primarily reflects purchases of property and equipment of $306,500, offset by $250,000 cash received from payments of principal on a note receivable relating to the purchase of common stock by an investor in 1999.

     Net cash provided by financing activities was $10,992,400 during fiscal 2000, primarily reflecting approximately $14,442,300 cash received from the issuance of stock in a private placement, which was partially offset by stock issuance costs and a redemption of preferred stock.

     Our capital requirements are dependent on several factors, including market acceptance of our services, the amount of resources devoted to investments in our technology and products, the resources devoted to marketing and selling our services and other factors. If we are to enjoy continued growth, we must work to stay at the forefront of technology and continue to grow in sales. This may necessitate an increase in capital expenditures. In addition, we will continue to evaluate possible investments in businesses, products and technologies and plan to expand our sales and marketing programs. At December 31, 2000, we had cash and cash equivalents totaling $3,787,300, resulting principally from the sale of common stock in a private placement in 2000.

     As a result of the acquisition of EVG, we assumed approximately $690,000 of debt. The agreement governing this debt requires that we maintain cash balances of 1.75 times the outstanding principal balance of the debt. Should we fall below this level, we will be required to deposit an amount equal to our current principal balance in a restricted bank account. The incurrence of additional indebtedness would result in an increase in our fixed obligations and could result in operating covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We note that primarily as a result of our recurring losses, our independent certified public accountants modified their report on our December 31, 2000 and December 31, 1999 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

     We anticipate that we will require approximately $2.5 million in additional capital funding during 2001 to grow as contemplated. To continue functioning at our current level, we will need approximately $1.5 million in 2001. We anticipate that 50%-60% of our requirements will come from cash from operations. We will seek the remainder from equity or debt financing sources, and are actively seeking such financing at this time. In 2000 we raised gross proceeds of approximately $14.5 million from private placements. We cannot assure you that we will be able to obtain additional financing in 2001. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until August 2001. The sufficiency of these funds through August 2001 is dependent on our ability to increase revenues. If we fail to do so, we may need to raise additional capital sooner. If additional financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services or take advantage of business opportunities or respond to competitive pressures. In addition, our ability to meet our obligations could be adversely affected. The sale of additional equity or convertible debt securities will result in additional dilution to our stockholders.


     If we were unable to generate required resources, our ability to meet our obligations and to continue our operations will be adversely affected. If we are unsuccessful in generating resources from one or more of the anticipated sources and unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or features or entry into various markets and otherwise cutting back operations. Such a scaling back of operations would involve two phases. The first phase would involve reducing our current burn rate by approximately 30% by reducing our number of employees particularly in the web design and administrative departments and related overhead. The second phase would involve substantially reducing our engineering and sales departments.


EFFECTS  OF  INFLATION

     Due to relatively low levels of inflation in 1999 and 2000, inflation has not had a significant effect on our results of operations.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In  June  1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard on January 1, 2001 to materially affect our financial statements.

     In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on our financial position, results of operations, or cash flows.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on our financial position, results of operations, or cash flows.


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

WE ARE MUCH LIKE A START UP COMPANY AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

     We refocused on our business model in December 2000 and therefore are much like a start-up company. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from our products and services. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as e-commerce and digital imaging. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE  EXPECT  LOSSES  FOR  THE  FORESEEABLE  FUTURE

     Since 1997, we have incurred losses from operations, resulting primarily from costs related to developing our web site, attracting users to our web site, establishing our brand and building our infrastructure. We significantly increased expenditures during 2000 and then scaled those expenditures down by the end of the year in order to reduce this expenditure rate. To do so we refocused the business and have streamlined operations. We believe that our current employees and technical and operating infrastructure is sufficient to meet our immediate needs. However, to significantly grow revenues we may need to hire additional employees and invest in capital expenditures. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2000 and December 31, 1999 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     We have no significant revenue history with respect to our recently launched products and services. We cannot forecast with any degree of certainty the amount of revenue to be generated by any of our product or service lines.

     In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

     -    our  ability  to  attract  new  and  repeat  customers;
     -    our  customers'  ability  to  attract  new  and  repeat  customers;
     - our ability to keep current with the evolving tastes of our target market;
     -    our  ability  to  manage  the number of items listed for our services;
     -    our  ability  to  protect  our  proprietary  technology;
     - the ability of our competitors to offer new or enhanced features, products or services;
     -    the  growth  of  the  digital  imaging  market  as  projected;
     -    the  level  of  use  of  the  Internet  and  online  services;
     -    consumer confidence in the security of transactions over the Internet;
     - unanticipated delays or cost increases with respect to product and service introductions; and
     - the costs, timing and impact of our marketing and promotion initiatives;
     - unanticipated delays in the development and distribution of our digital papers.

     Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

DILUTION  OF  COMMON  SHAREHOLDERS;  CONTROLLING  SHAREHOLDER.

     The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of our common stock. We are authorized to issue up to 200,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.

     We are also authorized to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. We issued 900 shares of our Series B Preferred Stock in a private placement financing in June 2000. Such shares were convertible automatically into common stock, on or before July 7, 2000, in an amount equal to 50% of our then-outstanding common stock following the conversion (on a fully-diluted basis). As a result of this initial issuance of Series B Preferred Stock, the holder of the 900 shares of Series B Preferred Stock became a controlling shareholder. At July 8, 2000 we had 33,825,266 shares of common stock outstanding on a fully-diluted basis and therefore if all of the Series B Preferred Stock had been converted on that date, the holder of the Series B Preferred Stock would have owned and controlled 50% of our fully-diluted stock. However, on July 8, 2000, we did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On July 8, 2000, we issued 27,914,023 shares of common stock in conversion of the Series B Preferred Stock. Pursuant to the terms of the May 22, 2000 letter agreement between the holder of the Series B Preferred Stock and us, we incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants may be exercised or exchanged on a two-for-one basis for shares of our common stock. The conversion has diluted, and the exercise of these warrants will dilute, the interests of our other shareholders. We also have an aggregate of 30,008,629 shares reserved for issuance upon exercise of other stock options and warrants outstanding as of December 31, 2000.

     In December 2000, PhotoLoft acquired Extreme Velocity Group ("EVG"), a provider of Internet and imaging solutions to the business-to-business art market. In connection with the merger, PhotoLoft issued approximately 18.2 million shares of our common stock, including approximately 3.2 million shares held in escrow for indemnification obligations of the former EVG shareholders, in exchange for all outstanding shares of EVG.

     Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings. In addition, the holders of such options and warrants might exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. Such factors could materially and adversely affect our ability to meet our capital needs.

WE  MAY  FAIL  TO  ESTABLISH  AN  EFFECTIVE  INTERNAL  SALES  ORGANIZATION.

     To date, we have relied to a significant extent on outside parties to develop new customer opportunities. We believe that the growth of revenues will depend on our ability to establish an aggressive and effective internal sales organization. We will need to increase this sales force in the coming year in order to execute our new business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, our business will be materially and adversely affected.

THERE  ARE  A  LIMITED  NUMBER  OF  PAPER MILLS CAPABLE OF PRODUCING OUR PAPERS.

Our line of digital papers is manufactured by independent mills to our specifications. There are a limited number of mills capable of producing such papers. We believe that our current relationships with the mills are strong and that should we lose a mill we will be able to replace it with production from another mill. However, due to the limited number of these mills such replacements cannot be guaranteed. The loss of a mill could damage our ability to have our papers produced and could have a material adverse effect on our business. We require most of our mills to enter into exclusive production agreements for our paper lines. If we were required to switch mills, it might be difficult to renegotiate such agreements. Without those agreements, the confidentiality of our proprietary formulations for the coatings applied to those papers could also be jeopardized.

OUR PAPERS ARE SUBJECT TO RAPID TECHNOLOGICAL AND DESIGN CHANGES AND THEIR DESIGN AND PRODUCTION IS DEPENDENT ON KEY PERSONNEL.

The market for digital papers has evolved quickly and the pace of change is expected to increase in the future. We are therefore required to continually update our designs and create new designs. If we fail to do so our ability to sell our papers could decline rapidly. The design and production is dependent on key personnel who research and develop the coatings applied to these papers. These personnel also have critical relationships with our suppliers. The loss of any of these individuals could severely damage our ability to design and sell our paper line.

OUR NETWORK OF FRAME SHOP DEALERS HAS BEEN DECLINING SINCE YEAR-END FISCAL YEAR 2000.

As part of our acquisition of EVG we acquired its network of independent frame shops. These frame shops subscribe to our services and pay us a monthly fee. Since year-end, the number of dealers in this network has been in decline due to cancellations among the current dealers in existence at year-end. The cancellations have resulted largely from our change of focus away from offering the dealers exclusive zip code based distribution rights to artwork sold through our e-commerce site, www.frameyourart.com. We have instead, begun to offer the
                       --------------------
dealers private labeled, e-commerce enabled websites, marketing promotions and an image bank of royalty free art work that the dealers can print as needed. We believe that this new offering will ultimately be successful but many of our current dealers signed up originally for the e-commerce distribution. If we are unable to convince them of value in the new offerings, this dealer network will continue to decline and our ability to generate revenue from this network will be reduced. Ultimately a portion of the goodwill related to the EVG acquisition could become impaired.

THE INTRODUCTION OF NEW AND BETTER PAPERS BY OUR COMPETITORS COULD DAMAGE OUR ABILITY TO SELL THESE PAPERS

Should our competitors introduce new and superior papers to our line we may not be able to sell as much paper as anticipated. The competition over paper is based largely on the gamut (range of colors produced on a particular paper) and the length of time a paper can maintain an image without significant fading in the colors. These attributes are achieved mostly through the coating applied to the papers. Should our competitors produce better coatings, our paper could become obsolete.

WE  ARE  GROWING  RAPIDLY, AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT.

     We are currently experiencing a period of significant expansion with a number of products. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls, attract and retain senior management and recruit, train and manage new employees. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

WE DEPEND ON OUR KEY PERSONNEL TO OPERATE OUR BUSINESS, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL AS OUR BUSINESS GROWS.

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees. The loss of the services of any of these executive officers or key employees could materially and adversely affect our business. We currently do not have any "key person" insurance on any of our executive officers or key employees. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees that possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

DUE TO SIGNIFICANT TURNOVER IN EMPLOYEES AND MANAGEMENT THE COMPANY'S OPERATIONS COULD BE ADVERSELY AFFECTED.

     In December 2000 and January 2001 we laid off a number of employees to reduce expenditures and as a result of moving our corporate headquarters to El Segundo. In December 2000 we also appointed a new Chief Executive Officer. In January 2001 our President and Chief Operating Officer, Chief Financial Officer and Vice President of Marketing resigned. Such turnover in our employees and management in the future may hinder our ability to operate effectively.

WE  MAY  NOT  BE  ABLE  TO  COMPETE  SUCCESSFULLY.

     The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies, including some large manufactures and distributors of paper, photography equipment and service providers that have existing photo lab customers and expertise in selling services to these customers, and a number of other small services, including those that serve specialty markets. In addition, companies that currently provide other digital imaging services or online photo sharing communities may migrate into our markets, thus increasing competition. As the market for digital paper expands additional competitors may enter our market. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition. A potential competitor could develop a technology that is competitive or superior to ours.

WE  WILL  NEED  ADDITIONAL  CAPITAL.

     We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until August 2001. Thereafter, we will need to raise additional capital. The sufficiency of these funds through August 2001 is dependent on our ability to increase revenues. If we fail to do so, we will need to raise additional capital sooner. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required we may not be able to fund expansion, continue to offer products and services, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

WE  MAY  FAIL  TO  ESTABLISH  AND  MAINTAIN  STRATEGIC  RELATIONSHIPS.

     We have established in the past, and intend to establish in the future strategic alliances to increase the number of customers using our products and services. In the future, we may not be able to enter into these relationships on commercially reasonable terms or at all. Even if we enter into strategic alliances, our partners may not attract significant numbers of users. Therefore, our infrastructure may not generate the anticipated level of revenue. Our inability to enter into new distribution relationships or strategic alliances and expand our existing ones could have a material and adverse effect on our business. We also plan on entering into strategic partnerships to market and distribute our papers and the BrightCube solution. Failure to do so could limit and damage our ability to penetrate our target markets.

ACQUISITIONS  MAY  DISRUPT  OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     In December 2000, we merged with Extreme Velocity Group (EVG), a provider of digital papers and Internet services to the art market. In connection with the merger, we issued approximately 18.2 million shares of our common stock in exchange for all outstanding shares of EVG. Of the 18.2 shares issued to the former EVG shareholders, 3.2 million shares are being held in a twelve month escrow to cover any indemnification obligations of the former EVG shareholders. In addition, we paid $800,000 in cash to a company owned by Al Marco, the principal shareholder of EVG and our current Chief Executive Officer, as payment for services, goods, certain accounts payable and funding provided to EVG. We also assumed a $690,000 line of credit. In anticipation of the closing of the merger, we reduced our Campbell, California staff from 44 persons to 20 persons. As of March 15, 2001, we have a staff of 12 employees in Campbell, California. This reduction, which impacted all departments of Brightcube, is intended to eliminate duplication in operations and personnel after the merger is consummated and to reduce our expenditures. Amounts paid for severance did not have a material affect on the financial statements.

     We may acquire or make investments in other complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other companies. If we buy another company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions the issuance of which could be dilutive to our existing shareholders.

UNFORESEEN  DEVELOPMENTS  MAY  OCCUR WITH RESPECT TO DIGITAL IMAGING TECHNOLOGY.

     Digital imaging is a relatively new phenomenon and slower than expected acceptance of the new technology could affect our ability to grow as rapidly as we need to in order to meet our financial targets. Digital camera manufacturers have made great strides in the past two years improving the functionality of their cameras and pricing them in a range that is attractive to many consumers. The continued refinement of the technology and commoditization of the price will help to increase acceptance of the technology. Full acceptance of digital imaging technology will require a move on the part of the photographic population away from traditional chemical-based photo processing to the new paradigm of home printed photos. The costs remain competitive for digital imaging; however, there is no guarantee the general population will make this shift rapidly, if at all.

     The deployment of digital imaging technology into the art market is a relatively new. It is unknown how widely such technology will be accepted or at what rate. The use of such technology is dependant on customer acceptance of digital products and confidence in the security of on-line transactions. As this technology is relatively new to the marketplace, penetration may be slow.

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

     If web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. In addition, web sites have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage could grow slowly or decline.

OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE E-COMMERCE MARKET, WHICH IS UNCERTAIN.

     Our future revenues and profits substantially depend upon the widespread acceptance and use of the web as an effective medium of commerce by consumers and for digital image delivery. Rapid growth in the use of the web and commercial online services is a recent phenomenon. Demand for recently introduced services and products over the web and online services is subject to a high level of uncertainty. The development of the web and online services as a viable commercial marketplace is subject to a number of factors, including the following:

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

-   concerns  regarding the acceptability of images produced by inkjet printers.

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

LIMITED VOLUMES AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. We are obligated to register an aggregate of 39,814,023 additional shares of our common stock for resale under the Securities Act pursuant to an agreement with Intellect Capital Group, LLC. This registration must occur upon the demand of Intellect Capital Group, LLC. To date, no such demand has been made; however upon completion of such registration, a substantial number of additional securities will be placed into the public market with the potential adverse consequences described above. In addition, 18,192,600 restricted shares were issued to the shareholders of EVG upon the acquisition of EVG. Should Al Marco, our CEO and majority shareholder of EVG, be terminated without cause within 18 months of his employment (December
2000) we are obligated to provide the EVG shareholders piggyback registration rights with Intellect Capital Group.

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

OUR  COMMON  STOCK  PRICE  IS  LIKELY  TO  BE  HIGHLY  VOLATILE.

     The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last 52 weeks and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs.

     Factors that could cause such volatility in our common stock may include, among other things:

-  actual  or  anticipated  fluctuations  in  our  quarterly  operating results;

-  announcements  of  technological  innovations;

-  changes  in  financial  estimates  by  securities  analysts;

-  conditions  or  trends  in  the  Internet  industry;  and

-  changes  in  the  market  valuations  of  other  Internet  companies.

     In addition, our stock is currently traded on the NASD O-T-C Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. We have filed an application for listing with the AMEX; however, this application has been suspended due to our stock price. Failure to list our shares on the AMEX, the Nasdaq National Market, or the Nasdaq SmallCap Market, will impair the liquidity for our common stock.

OUR  OPERATIONS  ARE  DEPENDENT ON THE ABILITY TO PROTECT OUR OPERATING SYSTEMS.

     We maintain substantially most of our computer systems at AboveNet Communications, Inc. and DataPipe, Inc. Our operations are dependent in part on these companies' ability to protect their operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite our implementation of network security measures, our servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to its users, which accordingly could have a material adverse effect on our business, results of operations and financial condition.

SOME  OF  THE  INFORMATION  IN  THIS  ANNUAL  REPORT  CONTAINS  FORWARD-LOOKING
STATEMENTS.

     Some of the information in this annual report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

-     discuss  our  expectations  about  our  future  performance;

- contain projections of our future operating results or of our future financial condition; or

-     state  other  "forward-looking"  information.

     We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS,  EXECUTIVE  OFFICERS  AND  KEY  EMPLOYEES

     The following table sets forth certain information, as of March 15, 2001, concerning our executive officers and directors:


NAME                       AGE                 POSITION
-------------------------  ---  -------------------------------------

Terren S. Peizer            40  Chairman and Director
-------------------------  ---  -------------------------------------
Al Marco                    42  Chief Executive Officer
                                and Director
-------------------------  ---  -------------------------------------
Jack Marshall               38  Vice Chairman and Director
-------------------------  ---  -------------------------------------
Christopher McConn          40  Chief Technology Officer
-------------------------  ---  -------------------------------------
Elizabeth Wenner            41  Vice President of Internet Development
-------------------------  ---  -------------------------------------
Ralph Roessler              42  President of Consumable Products
-------------------------  ---  -------------------------------------
Bernard Girma               53  Director
-------------------------  ---  -------------------------------------
Richard Anderson            31  Director
-------------------------  ---  -------------------------------------
Eric Howard                 28  Interim Chief Financial Officer


     The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

     TERREN S. PEIZER joined our Board and was elected Chairman in June 2000. He is Chairman and CEO of Intellect Capital Group, LLC, a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth technology companies. Currently, Mr. Peizer also serves as member of the Board of Directors for Cray Inc. (NASDAQ: CRAY), the world's largest independent supercomputer company. From February 1997 to February 1999, Mr. Peizer served as President and Vice Chairman of Hollis-Eden Pharmaceuticals. From 1993 to 1997, he served as Chairman and Chief Executive Officer of Beachwood Financial Company, Inc., an investment holding company that specialized in venture capital and developmental phase and small capitalization company investing. From 1990 to 1993, Mr. Peizer served as Chairman and Chief Executive Officer of Financial Group Holdings, Inc., an investment holding company. From 1985 to 1990, Mr. Peizer served as a senior member of the investment banking firm of Drexel Burnham Lambert, Inc.'s High Yield Bond Department. Mr. Peizer received his B.S.E. in Finance from the Wharton School of Finance and Commerce.

     AL MARCO has served as our Chief Executive Officer and a member of our Board of Directors since December 20, 2000. He has over 20 years of experience in developing and operating business models. Prior to joining Brightcube, he was the founder and majority shareholder of Extreme Velocity Group which he started in 1999. From 1986 to 1999 he founded and operated Marco Fine Arts, a fine art publisher and atelier. Prior to Marco Fine Arts, Mr. Marco was the founder and operator of several other businesses, including a trial graphics firm and food service company. Mr. Marco has been profiled in many notable publications including the New Yorker magazine, Art on Paper, Art Business News, Southwest Art Magazine, Art Trends, Art World News, Los Angeles Business Journal and Decor Magazine.

     JACK MARSHALL, Vice Chairman, co-founded Brightcube in 1993. Mr. Marshall served as Chief Executive Officer and Chairman from 1993 until July 2000. Prior to starting the Company, Mr. Marshall had assignments at Texas Instruments, Honeywell, and Megatest a privately held maker of semiconductor test equipment. In 1988, Mr. Marshall co-founded Softland Systems, a maker of custom database solutions for the oil and gas exploration industry. Mr. Marshall received his bachelor's degree in electrical engineering and computer engineering from Michigan State University and has taught electric circuit analysis at Highland Community College in Illinois. He has also completed several masters level courses in computer engineering at Santa Clara University and is a frequent speaker on digital photography.

     CHRISTOPHER MCCONN co-founded Brightcube in 1993 and has served as the Chief Technology Officer since that time. Prior to our adoption of the Brightcube business strategy, he served as our Vice President of Engineering, Webmaster and developer of windows and web-based multimedia and imaging software programming. He has extensive experience in programming C++ and served as a consultant to Borland International, a leading producer of C++ and software development tools from July 1995 to July 1996. In 1998, he lead the effort to design, build and deploy Brightcube's photo-sharing system and remains responsible for site operations and system architecture. Mr. McConn received his bachelor's degree in electrical engineering from UC Davis in 1982. Mr. McConn has over 18 years of industry experience including stints at Ford Aerospace and Teradyne, where he developed programs for high end state of the art semiconductor equipment.

     ELIZABETH WENNER was an early Internet pioneer and founder of Artlister.com, with over five years of successful online art operations. She sold Artlister.com to EVG in 1999 at which point she became a vice president of EVG. She has more than 15 years of retail management experience, including such positions as multi-state manager for Pier 1 Imports, Scan Design Furniture and Fine Art Gallery Director for Gallery Southwest. Mrs. Wenner is a graduate of Canada College, Redwood City, California and Richmond College in London, England.

     RALPH ROESSLER was the founder of Paper Technologies Inc. (PTI), a developer and distributor of fine art papers where he applied his engineering and scientific knowledge toward the digital printing market. He founded PTI in 1985 and operated the company until he sold PTI to Legion Paper in 1997, becoming President of Legion West Paper until joining EVG in September of 2000. Ralph Roessler has a BS Electrical Engineering from Duke University, and an MBA from San Diego State University.

     BERNARD  F.  GIRMA  has  served as a member of our Board of Directors since
July 2000. Mr. Girma is presently the President of DigiTech Strategy in Laguna Hills, California, a digital imaging management consulting firm. Mr. Girma has over 30 years experience with a wide range of digital imaging technologies including electrostatic, inkjet, laser, thermal transfer and dye sublimination. From 1996 to September, 1999, he served as the President and Chief Executive Officer of Vivid Image Technology, a leading digital imaging
company  in  large  format  scan  to   print  applications,   including   photo
enlargement and specialty-printing applications. He served as President and Chief Executive Officer of Newgen Systems Corporation, a privately held manufacturer and marketer of printers for the printing and publishing industries, from February 1996 to October 1996, where he successfully completed a merger of Newgen with a publicly traded company. From March 1991 to December 1995, he served in various executive capacities, including Vice President, Strategic Planning and Vice President and General Manager, Printing Division, with CalComp, Inc., where he established critical corporate alliances with Canon, Kodak and Adobe. Mr. Girma was the cofounder and past chairman of the Digital Printing and Imaging Association, and currently serves on the boards of two large privately held digital imaging service companies in the United States and Europe. He received a bachelor of science degree in mechanical engineering from University of Lyon in Lyon, France.

     RICHARD ANDERSON has served as a member of our Board of Directors since October 2000. His career has been concentrated in business development, strategic planning and financial management. He has served as a Managing Director and CFO of Intellect Capital Group, LLC., a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging
growth  technology  companies,  since  October  1999.    Prior  to  that,  Mr.
Anderson was employed by PricewaterhouseCoopers, where he served as a Director and founding member of its Transaction Support Group in Los Angeles. While at PricewaterhouseCoopers, he was also involved in operational and financial due diligence, valuations and transaction structuring primarily for companies in the high technology and media industries.

     ERIC HOWARD, Interim Chief Financial Officer, has served in this role since January 2001. He is also a Vice President with Intellect Capital Group, LLC., a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth technology companies, which he joined in April 2000. Prior to that, he was employed by Arthur Andersen, LLP as a Manager in their Mergers and Acquisitions Advisory Services. While at Arthur Andersen, in addition to mergers and acquisitions he was also involved in numerous financial audits and other consulting engagements. Mr. Howard has his bachelor's degree in Business Economics and Political Science from the University of California - Santa Barbara.

BOARD  OF  DIRECTORS

     All directors hold office until the next annual meeting of shareholders following their election or until their successors have been elected and qualified. Executive officers are appointed by and serve at the pleasure of the Board of Directors. We may adopt provisions in our By-laws and/or Articles of Incorporation to divide the board of directors into more than one class and to elect each class for a certain term. These provisions may have the effect of discouraging takeover attempts or delaying or preventing a change of control of Brightcube.

BOARD  COMMITTEES

     The Compensation Committee of the Board of Directors determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock option plan. This Committee did not have any members during 2000. In January 2001 Terren Peizer, Al Marco, Richard Anderson and Bernard Girma were appointed to this Committee.

     The Audit Committee of the Board of Directors reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. This Committee did not have any members during 2000. In January 2001, Terren Peizer, Richard Anderson and Jack Marshall were appointed to this Committee.

     The Board of Directors does not have either a Nominating or Finance Committee.

DIRECTORS'  COMPENSATION

     Directors who are also employees of Brightcube receive no compensation for serving on the Board of Directors. With respect to directors who are not employees, we intend to reimburse such directors for all travel and other expenses incurred in connection with attending meetings of the Board of Directors and any committees of the Board. Non-employee directors are also eligible to receive and have received grants of non-qualified stock options under our stock option plan, and we intend to establish a non-employee director stock option plan which will provide for initial option grants of a fixed number of shares of our common stock to non-employee directors and successive annual option grants to such non-employee directors covering an additional fixed number of shares to provide us with an effective way to recruit and retain qualified individuals to serve as members of the Board of Directors.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     We did not have a Compensation Committee or other committee of the Board of Directors performing similar functions during the fiscal years ending December 31, 1997 and 1998. In 1999, Jack Marshall and Chris McConn served as members of our Compensation Committee. In 2000, the Compensation Committee did not have any members. In 2001, Terren Peizer, Al Marco, Richard Anderson and Bernard Girma are serving as members of our Compensation Committee. See "Board Committees."

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent of our common stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and to provide us with copies of such filings. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of the following persons was late in filing their required Form 3: Terren Peizer, Al Marco, Jack Marshall, Bernard Girma, Richard Anderson, Elizabeth
Wenner, Ralph Roessler, Eric Howard, Jack Marshall and Chris McConn. We understand that each of these individuals will file the required Form 3 subsequent to this filing.

ITEM  10.  EXECUTIVE  COMPENSATION

COMPENSATION  SUMMARY

     The following table sets forth the compensation awarded or paid to, or earned by, our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the year ended December 31, 2000:

                        SUMMARY COMPENSATION TABLE (1)(2)


                                                       ANNUAL COMPENSATION   LONG-TERM COMPENSATION
NAME AND PRINCIPAL                     YEAR                SALARY ($)         NUMBER OF SECURITIES
     POSITION                                                                UNDERLYING OPTIONS (#)
Al Marco,                                      2000                       -               1,500,000
CEO (6)

Jack Marshall,                                 2000                 250,375               1,551,000
Chairman and CEO (3)
                                               1999                 120,000               1,173,000
Edward MacBeth                                 2000                 110,760               1,500,000
President and COO (4)

                                               1999                       -
Brian Dowd, Chief Financial                    2000                  81,880                 400,000
Officer (5)

Ralph Roessler,                                2000                       -                 500,000
President of Consumable Products
(6)

Elizabeth Wenner, Vice                         2000                       -                 500,000
President of Internet
Development and Secretary
(6)


Christopher E. McConn,                         2000                 140,000                 492,000
Chief Technology Officer

(1)     Information  set  forth  herein  includes  services  rendered by the Named Executives while employed by Brightcube, Inc. both prior to  and following the reorganization with Data Growth, Inc.

(2)     The  columns  for  "Bonus",  "Other  Annual  Compensation", "Restricted Stock Awards", "LTP
Payouts"  and  "All other Compensation" have been omitted because there is no compensation required to  be  reported.

(3)     Mr.  Marshall  resigned  as  CEO  in  June  2000.

(4)     Mr.  MacBeth  resigned  as  President  and  COO  in  February  2001.

(5)     Mr.  Dowd  resigned  as  Chief  Financial  Officer  in  January  2001.

(6)     Mr.  Marco, Mr. Roessler and Ms. Wenner joined us in December 2000 with the consummation of the  EVG  acquisition.


OPTION  GRANTS  DURING  YEAR  ENDED  DECEMBER  31,  2000
     The following table sets forth information regarding options granted to the Named Executives in the year ended December 31, 2000:

Name              Number of Securities   Percent of Total   Exercise          Expiration
                   Underlying Options     Options Granted   Price Per Share   Date
                       Granted (#)        to Employees in
                                            Fiscal Year
Jack Marshall                   378,344                 5%  $           3.44     MARCH 2010

Brian Dowd                      400,000                 6%  $           2.44            (1)

Edward MacBeth                1,500,000                21%  $           1.38            (2)

Al Marco                      1,500,000                21%  $           0.34  DECEMBER 2010

Ralph Roessler                  500,000                 7%  $           0.34  DECEMBER 2010

Elizabeth Wenner                500,000                 7%  $           0.34  DECEMBER 2010

(1)  Mr.  Dowd  resigned  in  January  2001,  at which time approximately 50,000 of these options  had  vested.

(2)  We  entered  into  a  Separation  Agreement  with  Mr. MacBeth in February 2001 that allowed  500,000  of  these  options to vest immediately.  These options are subject to a six-month  lock-up  period  ending  July 19, 2001, and the options will expire in January
2003.

OPTION  EXERCISES  AND  YEAR-END  OPTION  VALUES

     The following table sets forth certain information with respect to the Named Executives concerning exercisable and unexercisable stock options held by them as of December 31, 2000. None of these executive officers exercised options to purchase common stock in 2000.

          AGGREGATE OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES

NAME                     Number  of  Unexercised      Value of Unexercised
                         Options at Year End (#)      In-the-Money  Options
                                                       at  Year  End  (1)
                       --------------------------  --------------------------
                       Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------  -----------  -------------  -----------  -------------
Al Marco                         -      1,500,000            -              -
---------------------  -----------  -------------  -----------  -------------
Jack Marshall              764,000        787,000            -              -
---------------------  -----------  -------------  -----------  -------------
Ed MacBeth                 208,000      1,292,000            -              -
---------------------  -----------  -------------  -----------  -------------
Brian Dowd                  45,000        358,000            -              -
---------------------  -----------  -------------  -----------  -------------
Ralph Roessler                   -        500,000            -              -
---------------------  -----------  -------------  -----------  -------------
Elizabeth Wenner                 -        500,000            -              -
---------------------  -----------  -------------  -----------  -------------
Christopher E. McConn      283,000        209,000            -              -
---------------------  -----------  -------------  -----------  -------------

(1) Based on a per share fair market value of our common stock equal to $.27 per share, the fair market value based on the closing market price as of 12/28/00.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     AL MARCO. In December 2000, we entered into an employment agreement with Mr. Marco to serve as Chief Executive Officer, reporting to the Board of Directors, for a period of three years. The employment agreement provides that Mr. Marco will receive an annual base salary of $240,000 and a discretionary bonus based on attaining certain revenue targets in 2001. If such targets are met, Mr. Marco will have the option of receiving either (i) a bonus of 100% of his base salary in cash or (ii) a stock option grant for the number of shares of our common stock equal to 120% of his base salary divided by the average closing stock price for the ten days prior to the date the bonus is paid. Mr. Marco was also granted an option to purchase 1,500,000 shares of our common stock, at an exercise price equal to $0.34 per share, vesting over three years.

     During the term of his employment agreement, we may terminate Mr. Marco at any time with or without cause, The term "cause" is defined in the executive employment agreement as: (i) conviction of a felony or misdemeanor which in our opinion involves moral turpitude; (ii) willful misconduct, wanton misconduct or gross negligence; (iii) engage in an activity that constitutes a conflict of interest with us; (iv) fraud, misappropriation of funds or embezzlement; (iv) breach of fiduciary duty to us; (v) material breach of the employment contract; with or (vi) fail to substantially perform the responsibilities and duties of his position provided that he is given 15 days to cure the failure after receiving written notice. If Mr. Marco is terminated without cause within 18 months of the commencement of his employment contract, he will receive an amount equal to the his base salary for the remaining life of the contract subject to certain limitations. If Mr. Marco is terminated without cause after 18 months he will receive the lesser of (i) his base salary for twelve (12) months or (ii) the base salary for the remaining life of the contract. Any severance will be paid in 24 equal semi-monthly installments. In addition, upon any such termination without cause, Mr. Marco's options shall immediately vest.

     In the event we enter into an agreement with another person or entity, the effect of which is to change the control of Brightcube, Inc., then Mr. Marco shall be exclusively entitled to terminate his executive employment agreement and in such event, we shall pay to him (i) the lesser of (i) his base salary for twelve (12) months or (ii) the base salary for the remaining life of the contract. In addition, upon such termination, the vesting of all options to purchase common stock of Brightcube held by Mr. Marco shall be accelerated so that such options are immediately exercisable.

     ELIZABETH WENNER AND RALPH ROESSLER. On December 20, 2000, we entered into employment agreements with each of Elizabeth Wenner and Ralph Roessler to serve as our Vice President of Internet Development and President of Consumables, respectively. Each employment agreement has a term of three years. The employment agreements provide that Ms. Wenner and Mr. Roessler, as the case may be, will receive an annual base salary of $100,000 and a discretionary bonus based on certain revenue level attained by us in 2001. Upon earning the bonus, the respective officer will have the option of receiving either (i) a bonus of 100% of his or her base salary in cash or (ii) a stock option grant for the number of shares of our common stock equal to 120% of such officer's base salary divided by the average closing stock price for the ten days prior to the date the bonus is paid. Each of Ms. Wenner and Mr. Roessler was granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.34 per share, vesting over three years.

     If, within 18 months of the date of these employment agreements, we (a) either (i) terminate Mr. Marco's employment or (ii) demote Mr. Marco from his position as CEO, and (b) terminate either Ms. Wenner or Mr. Roessler without good cause (with good cause defined in the same manner as Mr. Marco's contract), then we will pay Ms. Wenner and Mr. Roessler an amount equal to 12 months of their respective base salary in 24 equal monthly installments. If we terminate either of Ms. Wenner or Mr. Roessler after 18 months from the date of their respective employment agreement, or if Mr. Marco has not been terminated or demoted within 18 months of such date, we will pay Ms. Wenner and Mr. Roessler the lesser of an amount equal to six months of their respective base salary or the amount due under the remainder of their respective contract.

     EDWARD C. MACBETH. In July 2000, we entered into an employment agreement with Edward C. MacBeth. Under the executive employment agreement, Mr. MacBeth was to serve as our President and Chief Operating Officer and perform such duties as may be reasonably assigned to him by the Board of Directors. The executive employment agreement provided for an annual base salary of $250,000, which was to be reviewed at least annually and a nomination to serve as a member of the Board of Directors. Mr. MacBeth was also eligible for a discretionary bonus, as determined by the Board of Directors, based upon performance criteria and milestones to be determined within four months of Mr. MacBeth's employment date. The executive employment agreement also provided that Mr. MacBeth was to receive options to purchase 1,500,000 shares of our common stock. In the event of a merger, consolidation, acquisition, separation or reorganization all of his granted options were to vest immediately.

     In February 2001, we entered into a Separation and General Agreement under which Mr. MacBeth terminated his employment. The terms of this agreement included immediate vesting of options to purchase 500,000 shares of our common stock at an exercise price of $1.38 per share. These options are subject to a six-month lock-up ending July 19, 2001, and will expire in January 2003.

     JACK MARSHALL. On May 10, 2000, we entered into a new employment agreement with Jack Marshall which replaced his preexisting employment agreement. Under the new executive employment agreement, Jack Marshall was to serve as our Chief Executive Officer and Vice Chairman and perform such duties as may be reasonably assigned to him by the Board of Directors. The executive employment agreement provides for an annual base salary of $240,000 which shall be reviewed at least annually. Under the executive employment agreement, Mr. Marshall is also eligible for incentive bonus compensation to be no less than 25% percent of his annual salary if certain milestones are met. The new executive employment agreement also provides that Mr. Marshall will continue to accrue employment options granted under a 1998 Stock Option Agreement, whereby Mr. Marshall will vest up to 200,000 options when certain additional performance criteria and milestones are met. Mr. Marshall's current Stock Option Agreement (relating to a total of 1,551,209 shares under option) shall remain in effect. He is eligible to receive vacation in accordance with our policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs that we may offer from time to time.

     The term of the executive employment agreement lasts until April 30, 2002. We may terminate him at any time with or without cause, The term "cause" is defined in the executive employment agreement as: (i) the willful neglect of duties reasonably assigned by the Board of Directors; (ii) material breach of the agreement; or (iii) willful gross misconduct. If Mr. Marshall is terminated without cause, he is to receive the lesser of (i) his base salary for twelve
(12) months or (ii) the base salary for the remaining life of the contract. In addition, Mr. Marshall's options shall immediately vest and he shall continue, to receive health, medical, life, and disability insurance for twelve (12) months from the date of termination.

     In the event we enter into an agreement with another person or entity, the effect of which is to change the control of Brightcube, Inc., then Mr. Marshall shall be exclusively entitled to terminate his executive employment agreement and in such event, we shall pay to him (i) the amount of two years' base salary, and (ii) 50% of his base salary as an incentive bonus. In addition, upon such termination, the vesting of all options to purchase common stock of Brightcube held by Mr. Marshall shall be accelerated so that such options are immediately exercisable.

     Mr. Marshall resigned as CEO in June 2000, but remains our Vice Chairman subject to the terms of his employment agreement.

     CHRIS MCCONN. On March 15, 2000, we entered into an employment agreement with Chris McConn. Under the executive employment agreement, Mr. McConn is to serve as our Chief Technology Officer and perform such duties as may be reasonably assigned to him by the Board of Directors. The executive employment agreement provides for an annual base salary of $115,000 which shall be reviewed at least annually. The executive employment agreement also provides that Mr. McConn will continue to accrue employment options granted under a 1998 Stock Option. He is eligible to receive vacation in accordance with Brightcube, Inc.'s policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs which we may offer from time to time.

     The term of the executive employment agreement lasts until March 15, 2001 and continues thereafter on a year to year basis unless terminated pursuant to the terms thereof. We may terminate him at any time with or without cause. The term "cause" is defined in the executive employment agreement as: (i) the willful neglect of duties reasonably assigned by the Board of Directors; (ii) material breach of the agreement; or (iii) willful gross misconduct. If Mr. McConn is terminated without cause, he is to receive (i) pay in the amount of one (1) year base salary (ii) vested stock options (iii) health insurance; and
(iv) any unused vacation for a period of one (1) year from the date of termination.

     If he resigns from his position for good cause, including a substantial reduction in his position, duties or a material breach of the agreement by us, he is to be deemed terminated without cause and is eligible to receive severance.

     In the event we enter into an agreement with another person or entity, the effect of which is to change the control of Brightcube, Inc., then Mr. McConn shall be exclusively entitled to terminate this Agreement and in such event, we shall pay to him (i) the amount of one (1) year base salary, and (ii) any benefits payable through the end of the term. In addition, upon such termination, the vesting of all options to purchase common stock of Brightcube, Inc. held by Mr. McConn shall be accelerated so that such options are immediately exercisable. Mr. McConn's change of control provision was waived for the Intellect Capital Group Transaction.

     BRIAN DOWD. On June 26, 2000, we entered into an employment agreement with Brian Dowd. Under the executive employment agreement, Mr. Dowd was to serve as our Chief Financial Officer and perform such duties as may be reasonably assigned to him by the Board of Directors. The executive employment agreement provides for an annual base salary of $150,000 which shall be reviewed at least annually. Under the executive employment agreement, Mr. Dowd was also eligible for a discretionary bonus, as determined by the Board of Directors, based upon performance criteria and milestones to be determined within four months of Mr. Dowd's employment date. The executive employment agreement also provides that Mr. Dowd was to receive options to purchase 400,000 shares of our common stock. In the event of a merger, consolidation, acquisition, separation or reorganization all of his granted options shall vest immediately.

     In  January  2001,  Mr.  Dowd  resigned  as  Chief  Financial  Officer  and
Secretary.

     ERIC HOWARD. In January 2001, we entered into an agreement with Intellect Capital Group ("ICG") that provided for the services of Eric Howard as our interim Chief Financial Officer until March 1, 2001. Under this agreement, we have provided ICG and Eric Howard with an indemnification for all services rendered to us by Mr. Howard. The contract can be terminated by either party with 30 days written notice and does not provide for any compensation to be paid by us to either ICG or Mr. Howard during the terms of this agreement. The Company has currently requested his services beyond March 1, 2001 and expects to compensate ICG for these services beyond March 1, 2001 at a rate of approximateley $9,000 per month plus out of pocket expenes.

STOCK  OPTION  PLAN

     Our stock option plan was adopted by the Board of Directors, and ratified and approved by our stockholders, as of the closing of the reorganization with Data Growth, Inc. The Board of Directors amended the Plan in June 1999.

     The purpose of the Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The Plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of BrightCube, Inc. and its affiliates. Under the Plan, we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted our employees.

     The number of shares available for options under the Plan was originally 3,800,000. This number was increased in June 2000 to 13,750,000. The Plan is administered by the Compensation Committee of the board. Subject to the provisions of the Plan, the Compensation Committee has authority to determine the employees, directors and consultants of Brightcube, Inc. who are to be awarded options and the terms of such awards, including the number of shares subject to such option, the fair market value of the common stock subject to options, the exercise price per share and other terms.

     Incentive stock options must have an exercise price equal to at least 100% of the fair market value of a share on the date of the award unless the grant is to a stockholder holding more than 10% of our voting stock in which case it must be 110% of the fair market value on the date of grant. Generally, they may not have a duration of more than 10 years or five years if the grant is to a stockholder holding more than 5% of our voting stock. Terms and conditions of awards are set forth in written agreements between Brightcube, Inc. and the respective option holders. Awards under the Plan may not be made after the tenth anniversary of the date of its adoption but awards granted before that date may extend beyond that date.

     If the employment with BrightCube, Inc. of the holder of an incentive stock option is terminated for any reason other than as a result of the holder's death or disability or for "cause" as defined in the Plan, the holder may exercise the option, to the extent exercisable on the date of termination of employment, until the earlier of the option's specified expiration date and 90 days after the date of termination. If an option holder dies or becomes disabled, both incentive and non-qualified stock options may generally be exercised, to the extent exercisable on the date of death or disability, by the option holder or the option holder's survivors until the earlier of the option's specified termination date and one year after the date of death or disability.

     As of December 31, 2000, 81,430 shares had been issued as the result of the exercise of options previously granted under the Plan during 2000, 9,402,000 shares were subject to outstanding options and 4,348,000 shares were available for future grants. The exercise prices of the outstanding options ranged from $0.34 to approximately $5.50. The options under the Plan vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options.

     We have not registered the Plan, or the shares subject to issuance thereunder, pursuant to the Securities Act of 1933. Absent registration, such shares, when issued upon exercise of options, would be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933. The
Company currently intends to register this plan and intends to file this registration statement during fiscal year 2001.

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

     The Plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefor to give effect to any stock dividend, stock split, stock combination or other reorganization of or by Brightcube, Inc.

     In April 2001, the Board of Directors approved a new option plan for 8,500,000 shares, which will be submitted to the shareholders for approval at the next annual meeting. With the implementation of this plan the Company will not issue any additional shares under the former plan. As such, it is the Company's intention not to issue any additional shares in this new plan that when combined with the former plan will exceed the 13,750,000 shares authorized for the former plan.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of March 15, 2001, the ownership of our common stock by each of our directors and Named Executive Officers, all of our executive officers and directors as a group, and all persons known by us to beneficially own more than 5% of our common stock.

     Unless otherwise indicated in the footnotes to the table, the following individuals have sole vesting and sole investment control with respect to the shares they beneficially own and the address of each beneficial owner listed below is c/o 240 Center Street, El Segundo, California 90245.

     The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares that the individual has the right to acquire within 60 days after March 15, 2001. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares of common stock listed as owned by such person. The total number of outstanding shares of common stock at March 15, 2001 was 70,220,648.

NAME AND ADDRESS OF                            NUMBER OF SHARES     PERCENT OF
BENEFICIAL OWNER                              BENEFICIALLY OWNED      CLASS
------------------------------------------   -------------------   -----------
Terren Peizer                                      40,214,023 (1)           57%
Al Marco                                           17,265,021 (2)           25%
Jack Marshall                                       3,042,643 (3)            4%
Christopher McConn                                  1,034,130 (4)            1%
Elizabeth Wenner                                      602,703 (5)            1%
Ralph Roessler                                        602,703 (6)            1%
Edward C. MacBeth                                     500,000 (7)            1%
Brian P. Dowd                                          50,000 (8)            *
Richard Anderson                                              --             *
Bernard Girma                                          27,778 (9)            *
All directors and executive officers as a         63,339,000 (10)           90%
group (nine persons)

OTHER 5% STOCKHOLDERS:

Intellect Capital Group, LLC                      40,214,023 (11)           57%
11111 Santa Monica Boulevard
Suite 650
Los Angeles, CA  90025

Banca Del Gottardo                                 3,935,000 (12)            6%
Viale Stefano Franscini 8, 6901
Lugano, Switzerland

*     Less  than  one  percent.

     Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

     (1) Includes shares and warrants beneficially owned by Intellect Capital Group, LLC and shares and warrants beneficially owned by OPUS X Capital, LLC. Mr. Peizer is the Chairman and CEO of Intellect Capital Group, LLC. Mr. Peizer is the beneficial owner of DSRR Capital which owns 100% of OPUS X Capital, LLC.

     (2) Includes 167,667 shares of common stock subject to options that are exercisable within 60 days of March 15, 2001.
     (3) Includes 925,366 shares of common stock subject to options that are exercisable within 60 days of March 15, 2001.
     (4) Includes 334,204 shares of common stock subject to options that are exercisable within 60 days of March 15, 2001.
     (5) Includes 55,556 shares of common stock subject to options that are exercisable within 60 days of March 15, 2001.
     (6) Includes 55,556 shares of common stock subject to options that are exercisable within 60 days of March 15, 2001.
     (7) Includes 500,000 shares of common stock subject to options that are exercisable as of January 19, 2001 based on Mr. MacBeth's separation agreement.
     (8) Comprised of 50,000 shares of common stock subject to options that are exercisable as of January 12, 2001 the date upon which Mr. Dowd resigned.
     (9) Comprised of 27,778 shares of common stock subject to options that are exercisable within 60 days of March 15, 2001.
     (10) Includes 14,415,125 shares of shares of common stock subject to options and warrants that are exercisable within 60 days of March 15, 2001.
     (11) Includes 11,900,000 shares of common stock subject to warrants owned by Intellect Capital Group, LLC and 400,000 shares of common stock subject to warrants owned by OPUS X Capital, LLC, an affiliate of Intellect Capital Group, that are exercisable within 60 days of March 15, 2001.
     (12) Includes 1,335,000 shares of common stock subject to warrants that are exercisable within 60 days of March 15, 2001.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Unless otherwise indicated, information in this section regarding shares of our common stock reflect the 1.5133753 for 1 conversion ratio applied to shares of Photoloft.com, Inc., a California corporation (Photoloft California), common stock at the time of the reorganization referred to below.

     ISSUANCES TO FOUNDER. Upon his founding of Photoloft California in November 1993, we issued 756,688 shares of common stock to Jack Marshall in exchange for $500.00. At that time, we also issued him options to purchase up to 1,152,493 shares of common stock which vested over a four year period and had an exercise price of $0.001 per share. He exercised his options and elected to purchase
1,152,493 shares of common stock in February, 1999. During our offering of preferred stock described below, he purchased 125,000 shares in exchange for $25,000. He transferred 50,000 shares of common stock by gift in February 1999. In March, 1999 his shares of PhotoLoft California common stock and his options to purchase shares of PhotoLoft California common stock were converted into shares of Brightcube common stock, and options to purchase Brightcube common stock as a result of the reorganization with Data Growth, Inc.

     SERIES A PREFERRED OFFERING. From 1994 to 1998 we conducted a private offering of PhotoLoft California series A preferred stock. As a result, we sold the aggregate amount of 2,275,625 shares of series A preferred stock in exchange for $455,125. Under this offering, Messrs. John Marshall, and Chris McConn, purchased 295,000 and 25,000 shares of stock, respectively. As described above, Mr. Jack Marshall also participated in the offering. Each outstanding share of series A preferred stock was converted into 1.5 shares of common stock of PhotoLoft.com California in February, 1999. Ms. Lisa Marshall purchased 12,500 shares for $2,500.


     EXERCISED STOCK OPTIONS. In February 1999, we issued the aggregate amount of 2,844,112 shares of common stock upon the exercise of options to purchase common stock which were granted to employees, directors and consultants of Brightcube, Inc. between 1993 and 1998. Under this issuance, Messrs. Jack Marshall and Chris McConn exercised options to purchase 1,152,493 and 610,181 shares of common stock, respectively.

     STOCK OPTION PLAN. In 1998, we issued options to purchase the aggregate amount of 2,675,572 shares of common stock to employees, directors and consultants of Brightcube, Inc. pursuant to Brightcube, Inc.'s stock option plan. These options have an exercise price of $0.48 per share. Under this offering, Messrs. Jack Marshall and Chris McConn received options to purchase up to 1,135,032 and 454,013 shares of common stock, respectively, with exercise prices of $0.48 per share. These options vest in 48 monthly installments. Additionally, from January to December 1999, we have issued options to purchase the aggregate amount of 970,201 shares of common stock to employees, directors and consultants of Brightcube, Inc. pursuant to Brightcube, Inc.'s stock option plan. These options were issued at their fair market value on the date of grant and have exercise prices ranging from $0.48 to $5.25.

     In addition to the above, in March 1999, we issued the aggregate amount of 228,375 shares of common stock upon the exercise of options to purchase common stock which were granted to certain employees, directors, and consultants of Brightcube, Inc. in March 1999 under Brightcube, Inc.'s stock option plan. These options had an exercise price of $0.50 per share. Under this offering, Mr. John Marshall exercised options to purchase 13,500 shares of common stock and Chris McConn exercised options to purchase 10,000 shares of common stock.

     REORGANIZATION. On March 1, 1999, PhotoLoft California entered into the reorganization with a non-operating public company, Data Growth, Inc., a Nevada corporation incorporated in January, 1996. Under the Reorganization Agreement, the PhotoLoft California stockholders received 1.5133753 shares of Data Growth common stock in exchange for each of their shares of common stock. Additionally, the holders of options to purchase shares of common stock of PhotoLoft California terminated their options and received options to purchase shares of common stock of Data Growth. As a result of the reorganization with Data Growth, PhotoLoft California became a wholly-owned subsidiary of Data Growth. Data Growth adopted the PhotoLoft California stock option plan. An aggregate of 9,579,266 shares of common stock and options to purchase an aggregate of 2,795,734 shares of common stock were issued to the former PhotoLoft California stockholders and option holders, respectively, in the reorganization and the PhotoLoft California stockholders owned approximately 77% of Data Growth immediately after the reorganization. As part of the reorganization, all of the executive officers and directors of Data Growth resigned and the executive officers and directors of PhotoLoft California became the executive officers and directors of Data Growth which changed its name to PhotoLoft.com.

     OTHER RELATED TRANSACTIONS. In December 1999, we issued options to purchase up to 288,000 shares of common stock to Lisa Marshall, our then Secretary, as compensation for services rendered. The right to exercise these options vests in 16 equal quarterly installments over 4 years. The exercise price for the options is $1.50 per share, which was not less than the fair market value of the shares underlying the options on the date of grant.

     In December 1999, in exchange for $250,000 we issued 163,217 shares of common stock and warrants to purchase up to 33,000 shares of common stock with exercise prices of $1.5317 per share to Ms. Marshall. In December 1999, we also issued 97,930 shares of common stock to John Marshall (then a Member of our board of directors) and warrants to purchase up to 20,000 shares of common stock with exercise prices of $1.5317 per share, in exchange for $150,000.

     In March 2000 we issued options to purchase up to 378,344 shares of common stock to Jack Marshall, pursuant to his employment agreement.

     In March 2000, we obtained loans from George Perlegos, a holder at that time of more than 4% of our common stock, and one other shareholder aggregating $115,000. All amounts have been repaid as of November 30, 2000.

     In March 2000, we sold and issued to an entity related to ICG a warrant to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share for $10,000. These warrants expire in March 2005.

     In May 2000, we received a loan of $50,000 from Kay Wolf Jones, one of our former officers. The loan bears interest at a rate of 10% per month. In June 2000 we repaid the loan to Kay Wolf Jones.

     On June 8, 2000, pursuant to a Stock Purchase Agreement dated as of April 18, 2000 (the "Agreement"), we issued and sold 900 shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Intellect Capital Group, LLC, a Delaware limited liability company ("ICG"). ICG is a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth stage technology companies and takes an active role to assist them to realize their full potential. The consideration for the Series B Preferred Stock consisted of $9,000 in cash. In conjunction with the Agreement, ICG will become an active shareholder, and will assist us with the creation and execution of our strategic plan, building a management team and Board of Directors, identifying and consummating strategic relationships, and advising on merger and acquisition activities, our capital formation process and corporate finance and corporate communications. The Series B Preferred Stock was convertible, on or before July 8, 2000, into 50% of our then-outstanding common stock following the conversion (on a fully- diluted basis). As of July 8, 2000, we had 33,825,266 shares of common stock outstanding on a fully-diluted basis. However, on July 8, 2000, we did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On that date, we issued 27,914,023 shares of common stock in partial conversion of the Series B Preferred Stock. Pursuant to the terms of a May 22, 2000 letter agreement between the holder of the Series B Preferred Stock and us, we incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder and the holder has waived its right to receive the additional 5,911,243 shares it was entitled to on July 8, 2000 in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants may be exercised, or exchanged on a two-for one basis for shares of our common stock. The conversion has diluted, and the exercise of these warrants will dilute, the interests of our other shareholders.

     Pursuant to the Agreement, we elected Terren S. Peizer, the ICG Chairman and Chief Executive Officer, as our Chairman and a member of our Board of Directors. In connection with the Agreement, we entered into a Registration Rights Agreement, dated June 8, 2000, which requires us to register, at our expense, the common stock into which the Series B Preferred Stock is convertible upon the demand of ICG; provided, however, that no such demand can be made prior to December 8, 2000. The Registration Rights Agreement also provides unlimited piggyback registration rights. Certain of our shareholders also entered into an Agreement among Shareholders and Company with ICG and us, pursuant to which those shareholders agreed to vote to elect to the Board a candidate to be designated by future investors and a Lock-Up Agreement restricting their transfer of our common stock. Prior to entering into the Agreement, ICG loaned us $275,000 pursuant to a Loan and Security Agreement dated May 18, 2000. The loan is evidenced by a Promissory Note, and secured by all of our assets. In July, 2000 we repaid this loan. On May 22, 2000, we also entered into a side letter with ICG in which we agreed to (i) file a consent solicitation statement with the Securities Exchange Commission to solicit consents for the purpose of increasing our authorized common stock to 200,000,000 shares and (ii) enter into Shareholder Agreements with certain of our major shareholders in which those shareholders agreed to consent to the increase in our authorized common stock. The side letter provides for financial penalties in the event that we fail to file the consent solicitation statement and obtain approval of the increase by specified dates. This consent was received in August 2000.

     In July 2000, we paid ICG commissions and fees of approximately $630,000 in connection with a private placement of our common stock.

     In July 2000, we entered into an employment agreement with Brian Dowd to serve as our Chief Financial Officer, under which he was granted an option to purchase 400,000 shares of common stock. Mr. Dowd resigned in January 2001 at which time he had vested options to purchase 50,000 shares.

     In July 2000, we entered into an employment agreement with Ed MacBeth to serve as our President and Chief Operating Officer, under which he was granted an option to purchase 1,500,000 shares of common stock vesting over three years. In January 2001, we entered into a separation agreement with Mr. MacBeth providing for the immediate vesting of 500,000 of these options.

     In December 2000, we acquired all of EVG's common stock in exchange for 18,192,600 restricted common shares of which 3,208,600 shares were placed in a twelve-month escrow account as security for the indemnification obligations of the former EVG shareholders. Al Marco was the majority shareholder of EVG. In addition, we paid $800,000 to an entity owned by Al Marco, now our Chief Executive Officer and a member of our Board of Directors, in settlement of EVG's liabilities to this entity. At the same time we entered into an employment contract with Mr. Marco as our CEO under which he was granted an option to purchase 1,500,000 shares of common stock, vesting over a three-year period. We also entered into employment agreements with Elizabeth Wenner and Ralph Roessler, two minority shareholders and executives of EVG, and granted each of them options to purchase 500,000 shares of common stock, vesting over a three-year period. We currently lease our El Segundo facility from Mr. Marco, for a monthly rent of $11,900 plus certain maintenance and operating expenses.

     In February 2001, we entered into a separation agreement and general release with Joe Harris, Vice President of Marketing, terminating his employment effective February 28, 2001. Under this agreement we paid his normal salary through the end of January and his fourth quarter bonus of $12,500 and forgave his obligation to pay back any of his signing bonus. The signing bonus was $25,000 and required that he work for us for a minimum period of time, which he did not complete.

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

ITEM  13.  EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  10KSB


     (a)(1) Our audited financial statements, described as follows, are included in this report following the signature page of this report, as Exhibit 99-11.
                                                                           Page
     Financial  Statements                                                Number
     ---------------------                                                ------

     Report  of  Independent  Certified  Public  Accountants                 F-2
     Consolidated  Balance  Sheet  as  of  December  31,  2000               F-3
     Consolidated  Statements  of  Operations  for  the  Years  Ended
          December  31,  2000  and  1999                                     F-4
     Consolidated  Statements of Shareholders' (Deficiency)
          Equity for the Years Ended December 31, 2000 and 1999 F-5 Consolidated Statements of Cash Flows for the Years
          Ended  December  31,  2000  and  1999                              F-6
     Notes  to  Consolidated  Financial  Statements                          F-7

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.

      (a)(2)  The  following  exhibits  are  being  filed  herewith:


Exhibit  No.   Exhibit  Name
------------   -------------

2.1 Agreement and Plan of Reorganization dated as of February 16, 1999 by and among Data Growth, Inc. Gary B. Peterson and the Registrant (Incorporated by Reference to Exhibit 2.1 of the Registrant's Registration Statement on Form 10-SB (File No. 000-26957), as amended (the "Form 10-SB").

2.1 Agreement and Plan of Reorganization dated as of November 22, 2000 by and among PhotoLoft, Inc. PhotoL Acquisition Corp., Extreme Velocity Group, Inc. Al Marco, Ralph Roessler and Elizabeth Wenner, as amended by; that certain First Amendment to Agreement and Plan of Reorganization dated as of December 7, 2000 and that certain Second Amendment to Agreement and Plan of Reorganization dated as of December 20, 2000 (Incorporated by Reference to Exhibit 2.1 of the Registrant's Form 8-K/A. filed January 4, 2001)

3.1            Articles  of  Incorporation  of  the  Registrant (Incorporated by
               Reference  to  Exhibit  3.1  of  the  Form  10-SB).

3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3.2 of the Form 10-SB).

3.3 By-Laws of Registrant (Incorporated by Reference to Exhibit 3.3 of the Form 10-SB).

3.4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (Incorporated by Reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (the "Form 10KSB").

3.5 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant (Incorporated by Reference to Exhibit 3.5 of the Form SB2).

4.1 Sample Stock Certificate of the Registrant (Incorporated by Reference to Exhibit 4.1 of the Form 10-SB).

4.2            See  Exhibit  Nos.  3.1,  3.2,  3.3,  and  3.4.

4.3 Form of Voting Agreement, dated as of June 8, 2000, by and between the Registrant and certain shareholders (Incorporated by Reference to Exhibit 4.3 of the Form 8-K).

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

10.9 Employment Agreement dated March 15, 2000 by and between Mr. Jack Marshall, Chris McConn, Kay Wolf Jones and Brian Dowd the Registrant.

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

10.26 Securities Purchase Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and the Registrant (Incorporated by Reference to Exhibit
               10.26  of  the  Form  10KSB).

10.27 Registration Rights Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and the Registrant (Incorporated by Reference to Exhibit
               10.27  of  the  Form  10KSB).

10.28 Placement Agency Agreement dated March 3, 2000 by and between May Davis Group, Inc. and the Registrant (Incorporated by Reference to Exhibit 10.28 of the Form 10KSB).

10.29 Form of Warrant Agreement to Purchase Common Stock issued to May Davis Group, Inc. as of March 3, 2000 (Incorporated by Reference to Exhibit 10.29 of the Form 10KSB).

10.30 Financial Management Support Services Agreement dated November 29, 1999 by and between Asher Investment Group, Inc. and the Registrant 2000 (Incorporated by Reference to Exhibit 10.30 of the Form 10KSB).

10.31 Stock Purchase Agreement, dated as of April 18, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.31 of the Form 8-K).

10.32 Registration Rights Agreement, dated June 8, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.32 of the Form 8-K).

10.33 Loan and Security Agreement, dated May 18, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.33 of the Form 8-K).

10.34 Promissory Note, dated May 18, 2000, by the Registrant in favor of Intellect Capital Group, LLC shareholders (Incorporated by
               Reference  to  Exhibit  10.34  of  the  Form  8-K).

10.35 Side Letter, dated May 22, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.35 of the Form 8-K).

10.36 Form of Shareholder Agreement, dated June 8, 2000, by and among Registrant and certain shareholders (Incorporated by Reference to Exhibit 10.36 of the Form 8-K).

21.1           Subsidiaries of the Company (Incorporated by Reference to Exhibit
               21.1  of  the  Form  10-SB)

24             Power  of  Attorney  (included  on  signature  page)  **

99.1           Financial  Statements  of  EVG.  (Incorporated  by  Reference  to
               Exhibit 99.1 of the Registrant's Form 8-K/A. filed March 5, 2001)

99.2           Unaudited Pro Forma Condensed Consolidated Financial Information.
               (Incorporated by Reference to Exhibit 99.2 of the Registrant's Form 8-K/A. filed March 5, 2001)

99.3 Employment Agreement dated December 20, 2000 by and between Al Marco and the Registrant. (Incorporated by Reference to Exhibit
               99.3  of  the  Registrant's  Form  8-K/A.  filed  March  5, 2001)

99.4 Employment Agreement dated December 20, 2000 by and between Ralph Roessler and the Registrant. (Incorporated by Reference to Exhibit 99.4 of the Registrant's Form 8-K/A. filed March 5, 2001)

99.5 Employment Agreement dated December 20, 2000 by and between Elizabeth Wenner and the Registrant. (Incorporated by Reference to Exhibit 99.5 of the Registrant's Form 8-K/A. filed March 5,
               2001)

(b)     Reports  on  Form  8-K.

We filed no reports on Form 8-K during the quarter ended December 31, 2000. On January 4, 2001, we filed a Current Report on Form 8-K regarding the EVG acquisition. On March 5, 2001 we filed an Amended Current Report on Form 8-K regarding the EVG acquisition.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

                            BRIGHTCUBE,  INC.



                            /s/ Al  Marco
                            -------------------------
                            Al  Marco
                            Chief  Executive  Officer


                                POWER OF ATTORNEY

     Each person whose signature appears below authorizes Al Marco to execute in the name of each such person who is then an officer or director of the registrant and to file any amendments to this annual report on Form 10-KSB necessary or advisable to enable the registrant to comply with the Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

     In accordance with the Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                       DATE
---------                       -----                       ----

/s/ Terren  S.  Peizer
------------------------        Chairman  of  the  Board    April 16, 2001
Terren  S.  Peizer

/s/ Al  Marco
------------------------        Chief  Executive            April 16, 2001
Al  Marco                       Officer,  Director

/s/ Jack  Marshall
------------------------        Vice  Chairman, Director    April 16, 2001
Jack  Marshall

/s/ Bernard  Girma
------------------------        Director                    April 16, 2001
Bernard  Girma

/s/ Richard  Anderson
------------------------        Director                    April 16, 2001
Richard  Anderson

/s/ Eric Howard
-------------------------       Interim Chief Financial     April 16, 2001
Eric Howard                     Officer

                                INDEX TO EXHIBITS


Exhibit  No.           Exhibit  Name
------------           -------------

2.1 Agreement and Plan of Reorganization dated as of February 16, 1999 by and among Data Growth, Inc. Gary B. Peterson and the Registrant (Incorporated by Reference to Exhibit 2.1 of the Registrant's Registration Statement on Form 10-SB (File No. 000-26957), as amended (the "Form 10-SB").

2.1 Agreement and Plan of Reorganization dated as of November 22, 2000 by and among PhotoLoft, Inc. PhotoL Acquisition Corp., Extreme Velocity Group, Inc. Al Marco, Ralph Roessler and Elizabeth Wenner, as amended by; that certain First Amendment to Agreement and Plan of Reorganization dated as of December 7, 2000 and that certain Second Amendment to Agreement and Plan of Reorganization dated as of December 20, 2000 (Incorporated by Reference to Exhibit 2.1 of the Registrant's Form 8-K/A. filed January 4, 2001)

3.1            Articles  of  Incorporation  of  the  Registrant (Incorporated by
               Reference  to  Exhibit  3.1  of  the  Form  10-SB).

3.2 Certificate of Amendment to the Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3.2 of the Form 10-SB).

3.3 By-Laws of Registrant (Incorporated by Reference to Exhibit 3.3 of the Form 10-SB).

3.4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (Incorporated by Reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (the "Form 10KSB").

3.5 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant (Incorporated by Reference to Exhibit 3.5 of the Form SB2).

4.1 Sample Stock Certificate of the Registrant (Incorporated by Reference to Exhibit 4.1 of the Form 10-SB).

4.2            See  Exhibit  Nos.  3.1,  3.2,  3.3,  and  3.4.

4.3 Form of Voting Agreement, dated as of June 8, 2000, by and between the Registrant and certain shareholders (Incorporated by Reference to Exhibit 4.3 of the Form 8-K).

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

10.9 Employment Agreement dated March 15, 2000 by and between Mr. Jack Marshall, Chris McConn, Kay Wolf Jones and Brian Dowd the Registrant.

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

10.26 Securities Purchase Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and the Registrant (Incorporated by Reference to Exhibit
               10.26  of  the  Form  10KSB).

10.27 Registration Rights Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and the Registrant (Incorporated by Reference to Exhibit
               10.27  of  the  Form  10KSB).

10.28 Placement Agency Agreement dated March 3, 2000 by and between May Davis Group, Inc. and the Registrant (Incorporated by Reference to Exhibit 10.28 of the Form 10KSB).

10.29 Form of Warrant Agreement to Purchase Common Stock issued to May Davis Group, Inc. as of March 3, 2000 (Incorporated by Reference to Exhibit 10.29 of the Form 10KSB).

10.30 Financial Management Support Services Agreement dated November 29, 1999 by and between Asher Investment Group, Inc. and the Registrant 2000 (Incorporated by Reference to Exhibit 10.30 of the Form 10KSB).

10.31 Stock Purchase Agreement, dated as of April 18, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.31 of the Form 8-K).

10.32 Registration Rights Agreement, dated June 8, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.32 of the Form 8-K).

10.33 Loan and Security Agreement, dated May 18, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.33 of the Form 8-K).

10.34 Promissory Note, dated May 18, 2000, by the Registrant in favor of Intellect Capital Group, LLC shareholders (Incorporated by
               Reference  to  Exhibit  10.34  of  the  Form  8-K).

10.35 Side Letter, dated May 22, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.35 of the Form 8-K).

10.37 Form of Shareholder Agreement, dated June 8, 2000, by and among Registrant and certain shareholders (Incorporated by Reference to Exhibit 10.36 of the Form 8-K).

21.1           Subsidiaries of the Company (Incorporated by Reference to Exhibit
               21.1  of  the  Form  10-SB)

24             Power  of  Attorney  (included  on  signature  page).

99.6           Financial  Statements  of  EVG.  (Incorporated  by  Reference  to
               Exhibit  99.1  of  the  Registrant's  Form  8-K/A. filed March 5,
               2001).

99.7           Unaudited Pro Forma Condensed Consolidated Financial Information.
               (Incorporated by Reference to Exhibit 99.2 of the Registrant's Form 8-K/A. filed March 5, 2001).

99.8 Employment Agreement dated December 20, 2000 by and between Al Marco and the Registrant. (Incorporated by Reference to Exhibit
               99.3  of  the  Registrant's  Form  8-K/A.  filed  March 5, 2001).

99.9 Employment Agreement dated December 20, 2000 by and between Ralph Roessler and the Registrant. (Incorporated by Reference to Exhibit 99.4 of the Registrant's Form 8-K/A. filed March 5,
               2001).

99.10 Employment Agreement dated December 20, 2000 by and between Elizabeth Wenner and the Registrant. (Incorporated by Reference to Exhibit 99.5 of the Registrant's Form 8-K/A. filed March 5,
               2001).

99.11          Consolidated  Financials  Statements  of  BrightCube,  Inc.

99.12 Separation Agreement and General Release dated February 19, 2001 by and between Edward MacBeth and the Registrant.

99.13 Separation Agreement and General Release dated February 28, 2001 by and between Joe Harris and the Registrant.