Form 10QSB
period 2001-03-31
BRIGHTCUBE INC
filed 2001-05-15
CIK 1086722

FORM 10-QSB

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended  March 31,  2001

[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from  ________  to  ________

Commission  file  number:  0-266932

                                  BRIGHTCUBE, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                              87-0431036
  (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

                                240 Center Street
                              El Segundo, CA 90245
                    (Address of Principal Executive Offices)

                    Issuer's telephone number: (310) 535-4555

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                Yes [x]                                  No  [ ]

     As of May 11, 2001, the issuer had 70,320,648 shares of common stock, $.001 par value per share, outstanding.

                                  BRIGHTCUBE, INC.

                                    CONTENTS

                                                                      Page No.
                                                                      --------
PART  I  -  FINANCIAL  INFORMATION
      Item  1.  Consolidated Financial  Statements

                          Consolidated Balance Sheets                        3

                          Consolidated Statements of Operations              4

                          Consolidated Statements of Cash Flows              5

                          Consolidated Notes to Financial Statements         6

      Item 2.   Management's Discussion and Analysis or
                Plan of Operation                                            9

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings                                          22

      Item 2.    Changes in Securities and Use of Proceeds                  22


SIGNATURES

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS
                                                                          BRIGHTCUBE, INC.
                                                               CONSOLIDATED BALANCE SHEETS

========================================================  ================  ==============
                                                             MARCH 31,       DECEMBER 31,
                                                                2001             2000
--------------------------------------------------------  ----------------  --------------
                                                            (Unaudited)
ASSETS
CURRENT  ASSETS:

  Cash and cash equivalents                               $       801,800   $   3,787,300
  Restricted cash, current portion                                345,000               -
  Accounts receivable, net of allowance for doubtful              133,400         153,800
    accounts of $90,700 and $62,700, respectively
  Inventory                                                       257,400         179,700
  Prepaid expenses and other current assets                       172,500         229,000
--------------------------------------------------------  ----------------  --------------
TOTAL CURRENT ASSETS                                            1,710,100       4,349,800
Property and equipment, net                                       745,100         802,400
Excess of cost over net assets acquired, net                    9,154,600       9,495,000
Restricted cash, less current portion                             258,800               -
Other assets                                                       75,900          74,500
--------------------------------------------------------  ----------------  --------------
TOTAL ASSETS                                              $    11,944,500   $  14,721,700
========================================================  ================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable to bank                 $       345,000   $     345,000
  Accounts payable                                                503,400         658,200
  Accrued expenses                                                755,600         945,700
  Deferred revenue                                                 58,800          73,800
  Payable to minority shareholders                                 54,900          31,600
--------------------------------------------------------  ----------------  --------------
TOTAL CURRENT LIABILITIES                                       1,717,700       2,054,300
Note payable to bank, less current portion                        258,800         345,000
--------------------------------------------------------  ----------------  --------------
TOTAL LIABILITIES                                               1,976,500       2,399,300
========================================================  ================  ==============


SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 500,000 shares
    authorized; no shares issued and outstanding                        -               -
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 67,093,400 and 66,993,400 shares issued
    and outstanding, respectively                                  67,100          67,000
  Additional paid in capital                                   28,444,000      28,292,900
  Deferred compensation                                          (103,900)       (311,600)
  Accumulated deficit                                         (18,439,200)    (15,725,900)
--------------------------------------------------------  ----------------  --------------

TOTAL SHAREHOLDERS'EQUITY                                       9,968,000      12,322,400
--------------------------------------------------------  ----------------  --------------

TOTAL LIABILITIES & SHAREHOLDERS'EQUITY                   $    11,944,500   $  14,721,700
========================================================  ================  ==============


                     See accompanying notes to consolidated financial statements

                                           BRIGHTCUBE, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS

===============================  ============  ============

                               THREE MONTHS ENDED MARCH 31,
                                 --------------------------
                                     2001          2000
                                 ------------  ------------
                                 (Unaudited)   (Unaudited)
-------------------------------  ------------  ------------
Revenues, including service
revenues of $45,200 and $0,
respectively.                    $   534,800   $    61,800
Cost of Revenues                     309,900        27,300
-------------------------------  ------------  ------------
GROSS PROFIT                         224,900        34,500
-------------------------------  ------------  ------------
OPERATING EXPENSES:
Sales and marketing                  404,100       113,800
General and administrative         2,512,800     2,608,200
-------------------------------  ------------  ------------
TOTAL OPERATING EXPENSES           2,916,900     2,722,000
-------------------------------  ------------  ------------

LOSS FROM OPERATIONS              (2,692,000)   (2,687,500)
-------------------------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income                      6,000             -
  Interest & other expense           (37,700)         (100)
  Other income                        11,200             -
-------------------------------  ------------  ------------
TOTAL OTHER INCOME (EXPENSE)         (20,500)         (100)
-------------------------------  ------------  ------------
LOSS BEFORE INCOME TAXES          (2,712,500)   (2,687,600)
INCOME TAX EXPENSE                       800           800
-------------------------------  ------------  ------------
NET LOSS                         $(2,713,300)  $(2,688,400)
-------------------------------  ------------  ------------


===============================  ============  ============
Basic and diluted net loss per
Share                            $     (0.04)  $     (0.21)
===============================  ============  ============
Basic and diluted weighted-
average common shares
outstanding                       67,092,300    12,881,900
===============================  ============  ============


           See accompanying notes to consolidated financial statements

                                                                 BRIGHTCUBE, INC.
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
=================================================================================
                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                           2001          2000
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(2,713,300)  $(2,688,400)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                           80,300        42,000
    Compensation relating to stock options and
    warrants issued                                        348,800     1,571,400
    Amortization of excess of cost over net assets
    acquired                                               340,500             -
    Allowance for doubtful accounts                         28,000             -
    Loss on disposal of fixed assets                         7,700             -
    Changes in operating assets and liabilities:
      Accounts receivable                                   (7,600)       41,000
      Inventory                                            (77,700)            -
      Prepaid expenses and other current assets             56,500        32,900
      Accounts payable                                    (154,800)     (224,300)
      Accrued expenses                                    (190,100)       39,400
      Deferred revenue                                     (15,000)       (1,900)


-----------------------------------------------------  ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES                   (2,296,700)   (1,187,900)
-----------------------------------------------------  ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                       (34,700)      (33,400)
  Other assets                                              (1,400)       (8,800)
  Proceeds from disposal of fixed assets                     4,000             -
-----------------------------------------------------  ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES                      (32,100)      (42,200)
-----------------------------------------------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable to                     -       115,000
  shareholders
  Proceeds from shareholder note receivable                      -       250,000
  Repayment of notes payable to bank                       (86,200)            -
  Repayment of note payable to minority shareholders       (12,000)
  Proceeds from minority shareholder borrowings             35,300
  Proceeds from issuances of stock                          10,000     1,060,000
  Proceeds from issuance of warrants                             -        10,000
  Payment of stock issuance costs                                -       (79,500)
  Restricted Cash                                         (603,800)            -
-----------------------------------------------------  ------------  ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (656,700)    1,355,500
-----------------------------------------------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (2,985,500)      125,400
CASH AND CASH EQUIVALENTS, beginning of period           3,787,300       175,300
-----------------------------------------------------  ------------  ------------

CASH AND CASH EQUIVALENTS, end of period               $   801,800   $   300,700
=====================================================  ============  ============


           See accompanying notes to consolidated financial statements

                                BRIGHTCUBE, INC.
                   NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.     THE  COMPANY

BrightCube, Inc. (formerly Photoloft, Inc. (formerly Data Growth, Inc., a publicly traded shell corporation) (the Company), a Nevada corporation, was incorporated on January 23, 1986.

On March 1, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Photoloft, Inc. (formerly Alta Vista Technology, Inc.), a California corporation incorporated in 1993 (Photoloft), in exchange for 9,579,268 shares of the Company's $.001 par value common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Photoloft, with Photoloft as the acquiror (reverse acquisition).

The shares held by the shareholders of the Company prior to the acquisition (625,000 shares after reflecting a 2.46 to 1 reverse stock split effected by the Company immediately prior to the acquisition) have been recognized as if they were issued in connection with the acquisition of the Company by Photoloft.

The Company is a developer and provider of digital imaging infrastructure, technology, products, services and papers for the professional art and photography markets.

On December 20, 2000, the Company closed its acquisition of Extreme Velocity Group, Inc. (EVG), a California corporation. EVG was a Los Angeles based corporation, which providing Internet and imaging solutions to the art market. EVG designs and distributes a proprietary line of digital papers for use on high quality ink-jet printers. In addition, EVG has a paying subscription based network of independent art frame shops nationwide (the "Dealer Network"), which receives e-commerce and marketing support from EVG.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company has an accumulated deficit of $18,439,200 at March 31, 2001 and incurred a net loss of $2,713,300 for the three months ended March 31, 2001. Additionally, the Company is in violation of a loan covenant, resulting in the transfer of $603,800 to a restricted account, and anticipates that additional capital will be required in June 2001. Primarily as a result of recurring losses, the Company's independent certified public accounts modified their report on its December 31, 2000 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about he Company's ability to continue as a going concern.

Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

3.     SUPPLEMENTAL  CASH  FLOW  DISCLOSURE

During each of the three months ended March 31, 2001 and 2000, the Company paid $800 for income taxes. During the three months ended March 31, 2001 and 2000, the Company paid interest of $18,000 and $0 respectively.

4.    INTERIM  PERIOD  AND  SUBSEQUENT  EVENTS  INFORMATION

In January 2001, the Company issued 100,000 shares of common stock upon the exercise of warrants issued to a former consultant. The exercise price was $.10 per share and the Company received $10,000 upon exercise.

In February 2001, the Company entered into a Separation and General Agreement under which Edward MacBeth, President and Chief Operating Officer, terminated his employment. The terms of this agreement included immediate vesting of options to purchase 500,000 shares of the Company's common stock at an exercise price of $1.38 per share. These options are subject to a six-month lock-up ending July 19, 2001, and will expire in January 2003. Mr. MacBeth's original option grant, based on his July 2000 employment contract, was for 1,500,000 shares vesting over three years. As of February 2001, he had vested in approximately 250,000 shares of his option grant, and therefore, his Separation and General Agreement resulted in the accelerated vesting of 250,000 additional shares. For accounting purposes, the Company treated the accelerated shares as a new grant to a non-employee resulting in additional expense of $63,400 under Statement of Financial Accounting Standards No. 123. The Company estimated the fair value of these options at this new measurement date using the Black Scholes option pricing model with the following assumptions: No dividend yield, expected volatility of 224%, risk free interest rate of 6.5% and expected life of two years.

In April 2001, City National Bank informed the Company that it was out of compliance with a loan covenant which requires that the Company maintain cash balances of at least 1.75 times the loan balance. As a result, City National Bank transferred $603,800 into a restricted account. Once the Company's cash balances exceed the minimum requirements, the funds will be released. As of March 31, 2001, the Company's loan balance was $603,800.

In April 2001, the Board of Directors approved a new option plan for 8,500,000 shares, which will be submitted to the shareholders for approval at the next annual meeting. With the implementation of this new plan, the Company will not issue any additional shares under its former stock option plan. The former stock option plan authorized 13,750,000 shares of common stock. It is the Company's intention not to issue any additional options in this new plan that, when combined with options granted under the former plan, will exceed this 13,750,000 share limit.


5.     RELATED  PARTY  TRANSACTIONS

As  of  March 31, 2001, the Company owed $54,900 to Intellect Capital Group, LLC
(ICG), a minority shareholder, for expenses paid by ICG on the Company's behalf. This amount is included in the payable to minority shareholders.

During December 2000, the Company received a $12,000 loan from one of its minority shareholders. This amount was repaid in January 2001.

Al Marco, the Company's CEO, owns the building occupied by the Company in El Segundo, California. The Company paid approximately $35,700 in rent to Al Marco during the three months ended March 31, 2001.

During the three months ended March 31, 2001 the Company paid $66,500 to Marco Fine Arts, a company owned by Al Marco, the Company's CEO. These expenses related to various operating expenses paid on the Company's behalf by Marco Fine Arts.

6.     SEGMENT  INFORMATION

The  Company  has  three reportable segments:  ASP Services, Dealer Networks and
Consumables. ASP Services provides software and Internet hosting services for that software to business clients. Dealer Networks provides marketing and Internet solutions to a network of independent frame shops and art galleries around the country. The Consumables unit develops and distributes a line of proprietary digital inkjet papers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Annual Report on Form 10-KSB. The Company evaluates segment performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. Expenses that are incurred for the benefit of all of the business segments and that are not directly attributable to one business line, such as administrative overhead, are allocated to each segment based on that segment's share of the consolidated revenues. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies or products and marketing strategies.

The following table presents information about reported segment loss for the three months ended March 31, 2001:

-------------------  --------------  -----------------  -------------  ------------
                           ASP            DEALER         CONSUMABLES      TOTAL
                        SERVICES         NETWORKS
-------------------  --------------  -----------------  -------------  ------------
Revenues from        $      99,700   $        213,800   $    221,300   $   534,800
external customers
-------------------  --------------  -----------------  -------------  ------------
Segment loss before       (860,900)          (832,300)    (1,019,300)   (2,712,500)
income taxes
-------------------  --------------  -----------------  -------------  ------------

Prior to the three months ended March 31, 2001, the Company did not have any reportable segments.

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

General
----------

Brightcube, Inc. is a developer of digital imaging infrastructure provided as an application service provider ("ASP"), and technology, products, services and inkjet papers for the art and photography markets. The Company has three primary business units: the ASP Services, the dealer networks ("Networks") and the digital papers ("Consumables"). We implemented certain parts of our current business strategy, in particular the Networks and Consumables, through the acquisition of Extreme Velocity Group, Inc. ("EVG") by PhotoLoft, Inc.
("PhotoLoft") on December 20, 2000. Upon completion of the acquisition, PhotoLoft changed its name to Brightcube.

We  have  three  primary  business  units:

ASP Services - Our digital imaging software and hosting infrastructure is provided through two channels: a consumer site, still branded as PhotoLoft.com, and a business-to-business ASP service. PhotoLoft.com is a photo-sharing and digital imaging e-commerce "community", meaning that individuals with access to the Internet can store, view and share their personal photographic images on pages located on the World Wide Web which we maintain and can be accessed from our web site at www.photoloft.com. As a result, our web site is a "community" of pages on the World Wide Web with images collected from around the world. We continue to provide our broad Web-based photosharing service to consumers but no longer actively market this service as the business hosting and infrastructure is now our focus. PhotoLoft.com was originally based on advertising revenue that provided these services free to consumers but recently transitioned to a membership fee for users posting images. Our primary focus for the ASP services is one in which we sell digital imaging software and hosting to other businesses. These services are provided on a private label basis with our customers paying us based on a license fee for the use of our software and for bandwidth used on the hosting services.

Dealer Network - Our Brightcube dealer network is comprised of independent art frame shops ("dealers") around the country that subscribe to our services. One of the services is e-commerce orders generated from our website, www.frameyourart.com. Consumers can visit this website, order art and have the
--------------------
art framed at one of our local dealers. We do not make any money from these orders, but rather use the distribution to drive value to our dealers in return for their annual subscriptions. The dealers purchase the rights to zip codes for an annual subscription rate. In addition to the distribution rights from these zip codes, we provide marketing and advertising support to subscribing dealers. The marketing and support that we provide to the dealers includes promotions that are designed to increase traffic into their stores and training on various aspects of running their business. In 2001, we are in the process of transitioning these dealers from a zip code driven service to a subscription service under which we provide marketing support and technology solutions. As part of these solutions we now offer the dealers private labeled, e-commerce enabled websites, a royalty free library of art images that the dealers can print and additional marketing promotions. We also intend to transition most of these dealers over to the BrightCube Solution, described below.

Consumables - Our digital papers are designed and marketed internally but produced on a contract basis by outside paper mills. The papers are designed specifically for professional imaging applications on inkjet printers. We design the coatings that are applied to the papers produced by the mills and specify the types and weights of the papers to be used. We have two basic types of papers: photographic papers and art papers. The coatings applied to the papers are critical in achieving proper gamut, which is the range of colors that a paper will display, and archivability, which is the amount of time the papers will hold an image without a noticeable loss of color. These papers will be distributed through four channels: to our network of BrightCube Solution dealers (see description below), to wholesalers and distributors, to large manufacturers of printer hardware as private labeled brand, and through a retail website that we maintain, www.photoinkjet.com. We also distribute papers
                              -------------------
developed  by  others  and  sell  inkjet  printers  and  related  supplies.

In addition to the business units described above, we are in the process of developing and deploying a solution to remotely deliver art images to be printed on demand in retail locations. We are calling this product the BrightCube Solution and expect to deploy the system during fiscal year 2001. The solution consists of an image bank powered by our digital imaging software and hosting solutions that provides a library of digital art images. We recently signed an agreement with Devon Publishing Group, one of the largest art publishers in the United States, allowing us to electronically distribute its images through the BrightCube Solution. Our dealers and other BrightCube Solution users can access this image bank over the Internet and order an image to be printed. An image that is selected from our online image bank is encrypted, sent from our servers over the Internet to the dealer's location and printed directly on a wide format inkjet printer without being stored on the dealer's computer.

We believe the BrightCube Solution is a compelling value proposition for the art retailer, reducing production, inventory and handling costs, while increasing the number of images carried. Not only is the BrightCube Solution a stand-alone revenue stream for BrightCube, but also provides the means to create a distribution channel of images and digital papers. BrightCube receives a per click charge on every image printed and sells the retailers the paper used to produce the prints.


Results  of  Operations
-------------------------

Three  Months  Ended  March  31,  2001  and  2000
----------------------------------------------------------------------------
     REVENUES. Revenues for the quarter ended March 31, 2001 increased 765% to $534,800 from $61,800 reported in the same quarter in 2000. The increase in revenues was due to the revenue generated from the Network and Consumables, acquired as part of the EVG transaction, as well as a smaller increase in the ASP revenues. $435,100 of this revenue was attributable to the former EVG business units, while the ASP Services revenue increased to $99,700 from the comparable $61,800 in 2000. Our revenue growth was not as rapid as anticipated due to the delay of certain product releases, primary the release of new papers. These papers were delayed due to certain production problems, which we believe have now been corrected.

     GROSS MARGIN. Gross Margin for the quarter ended March 31, 2001 decreased to 42% from 56% reported in the same quarter in 2000. The gross margin decrease was due to the change in our product mix. The margin on ASP services fell from roughly 56% in 2000 to 41% in 2001 due mainly to additional costs required to maintain our hardware and software necessary for providing these services. The largest impact on the gross margin was from the Consumable unit, which had an unusually low margin of only 15% for the quarter ended March 31, 2001. This margin was lower than normal due to the delay in the release of certain proprietary product lines that resulted in a sales mix of mainly lower margin non-proprietary products. We believe that the product delays, due mainly to production problems, have been corrected, and we anticipate that the margins on our consumables should increase over the remainder of the year.

     Selling and Marketing Expenses. Selling and marketing expenses for the quarter ended March 31, 2001, increased to $404,100 from $113,800 reported in the same quarter in 2000. Substantially all of the sales and marketing expense resulted from the promotion of the Dealer Network and Consumables products. In order to promote these products, we advertised in trade magazines, mainly within the art industry, and attended several large trade shows. We also began shipping a significant number of samples of our papers to potential customers to demonstrate our products. In the previous years, we did not incur comparable expenses as the Dealer Network and Consumable products had not yet been acquired.

     General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2001, decreased to $2,512,800 from $2,608,200 reported in the same quarter in 2000. Beginning in December of 2000 and continuing until January 2001, we significantly reduced headcount, mainly at the San Jose, California location. These headcount reductions were the result of moving our corporate headquarters from San Jose, CA to El Segundo, CA, the integration of the EVG acquisition with reduction of certain redundant positions and through other efforts to reduce expenditures.

     Other Income and Expenses. Interest income increased for the quarter ended March 31, 2001 to $6,000 from $0 reported in the same quarter in 2000 due to the cash balances remaining from private placements in 2000. Other income resulted from rent paid by sub-lessors in our El Segundo facilities. Interest and other expenses increased mainly due to our note payable to City National Bank that we assumed as part of the EVG acquisition in December 2000.

     Net Loss. Net loss for the quarter ended March 31, 2001, increased to $2,713,300 from $2,688,400 reported in the same quarter in 2000. Mainly due to a significant increase in the number of shares of common stock outstanding, net loss per share decreased to $.04 for the three months ended March 31, 2001 from $.21 for the comparable period in 2000.

Liquidity  and  Capital  Resources
------------------------------------

Net cash used in operating activities during the three months ended March 31, 2001 was $2,296,700, which principally reflected the loss for the period. Net cash used in investing activities during the three months ended March 31, 2001 was $32,100, resulting primarily from the acquisition of property and equipment. Net cash used in financing activities was $656,700 during the three months ended March 31, 2001, primarily from the restricted cash required under one of our bank loans as a result of a violation of a loan covenant as well as payments made on the note payable to the bank.

To date, we have funded our operations primarily through private placements of equity securities.

In July 2000, we completed a Private Placement that raised $12.2 million, net of offering costs.

In December 2000, we acquired EVG, and as part of that transaction, we paid $800,000 in cash to a company owned by Al Marco, the principal shareholder of EVG and our current Chief Executive Officer, as payment for services, goods, certain accounts payable and funding provided to EVG. We also assumed a $690,000 line of credit.

In April 2001, City National Bank informed us that we were out of compliance with a loan covenant which requires that we maintain cash balances of at least
1.75 times the loan balance. As a result, City National Bank transferred $603,800 into a restricted account. Once our cash balances exceed the minimum requirements, the funds will be released. As of March 31, 2001, our loan balance was $603,800.

At March 31, 2001 we had cash and cash equivalents of $801,800 (excluding restricted cash of $603,800) as compared to $3,787,300 at December 31, 2000. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through June 2001; however, unforeseen developments could cause us to require additional capital at an earlier date. We are currently in the process of trying to raise additional financing. There can be no assurance, however, that we will be able to obtain new financing on acceptable terms, or that we will be able to obtain new financing at all. If such funding is not received, we may have difficulties funding our operations and meeting our obligations.


Factors  That  Could  Affect  Our  Financial Condition and Results of Operations
--------------------------------------------------------------------------------

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be harmed.

WE  WILL  NEED  ADDITIONAL  CAPITAL.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through June 2001. At that time we will need to raise additional capital. The sufficiency of these funds through June 2001, however, is dependent on our ability to increase revenues. If we fail to do so, we will need to raise additional capital sooner. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required we may not be able to fund expansion, continue to offer products and services, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be forced to severely curtail our operations. Any of these actions would have a material adverse effect on our business, results of operations and financial condition.

WE ARE MUCH LIKE A START UP COMPANY AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We refocused our business model in December 2000 and therefore are much like a start-up company. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from our products and services. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as e-commerce and digital imaging. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE  EXPECT  LOSSES  FOR  THE  FORESEEABLE  FUTURE

Since 1997, we have incurred losses from operations, resulting primarily from costs related to developing our web site, attracting users to our web site, establishing our brand and building our infrastructure. We significantly increased expenditures during 2000 and then scaled those expenditures down by the end of the year in order to reduce this expenditure rate. To do so we refocused the business and have streamlined operations. We believe that our current employees and technical and operating infrastructure are sufficient to meet our immediate needs. However, to significantly grow revenues we may need to add additional employees and invest in capital expenditures. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2000 and December 31, 1999 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

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

In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

-    our  ability  to  attract  new  and  repeat  customers;
-    our  customers'  ability  to  attract  new  and  repeat  customers;
- our ability to keep current with the evolving preferences of our target market;
-    our  ability  to  manage  the  number  of  items  listed  for our services;
-    our  ability  to  protect  our  proprietary  technology;
- the ability of our competitors to offer new or enhanced features, products or services;
-    the  growth  of  the  digital  imaging  market  as  projected;

-    the  level  of  use  of  the  Internet  and  online  services;
-    consumer  confidence  in  the  security  of transactions over the Internet;
- unanticipated delays or cost increases with respect to product and service introductions; and the costs, timing and impact of our marketing and promotion initiatives; unanticipated delays in the development and distribution of our digital papers.

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

We are also authorized to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. We issued 900 shares of our Series B Preferred Stock in a private placement financing in June 2000. Such shares were convertible automatically into common stock, on or before July 7, 2000, in an amount equal to 50% of our then-outstanding common stock following the conversion (on a fully-diluted basis). As a result of this initial issuance of Series B Preferred Stock, the holder of the 900 shares of Series B Preferred Stock became a controlling shareholder (at year-end 2000 however this shareholder was no longer a controlling shareholder as a result of the shares issued in the EVG transaction). At July 8, 2000 we had 33,825,266 shares of common stock outstanding on a fully-diluted basis and therefore if all of the Series B Preferred Stock had been converted on that date, the holder of the Series B Preferred Stock would have owned and controlled 50% of our fully-diluted stock. However, on July 8, 2000, we did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On July 8, 2000, we issued 27,914,023 shares of common stock in conversion of the Series B Preferred Stock. Pursuant to the terms of the May 22, 2000 letter agreement between the holder of the Series B Preferred Stock and us, we incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants may be exercised or exchanged on a two-for-one basis for shares of our common stock. The conversion has diluted, and the exercise of these warrants will dilute, the interests of our other shareholders. We also have an aggregate of 27,846,000 shares reserved for issuance upon exercise of other stock options and warrants outstanding as of March 31, 2001.

In December 2000, we acquired Extreme Velocity Group ("EVG"), a provider of Internet and imaging solutions to the business-to-business art market. In connection with the merger, we issued approximately 18.2 million shares of our common stock, including approximately 3.2 million shares held in escrow for indemnification obligations of the former EVG shareholders, in exchange for all outstanding shares of EVG.

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

THERE  ARE  A  LIMITED  NUMBER  OF  PAPER MILLS CAPABLE OF PRODUCING OUR PAPERS.

Our line of digital papers is manufactured by independent mills to our specifications. There are a limited number of mills capable of producing such papers. We believe that our current relationships with the mills are strong and that should we lose a mill we will be able to replace its productions with that from another mill. However, due to the limited number of these mills such replacements cannot be guaranteed. Therefore the loss of a mill could damage our ability to have our papers produced. We require most of our mills to enter into exclusive production agreements on our paper lines. If we were required to switch mills it may be difficult to renegotiate such agreements. Without those agreements the confidentiality of our proprietary formulations for the coatings applied to those papers could be jeopardized. This could cause serious damage to our business.

OUR PAPERS ARE SUBJECT TO A SHORT LIFE SPAN AND THEIR DESIGN AND PRODUCTION IS DEPENDANT ON KEY PERSONNEL.

The market for digital papers has evolved quickly and the pace of change is expected to increase in the future. We are therefore required to continually update our designs and create new designs. If we fail to do so our ability to sell our papers will decline rapidly. The design and production is dependant on key personnel who research and develop the coatings applied to these papers. These personnel also have critical relationships with our suppliers. The loss of any of these individuals could severally damage our ability to design and sell our paper line.

OUR NETWORK OF FRAME SHOP DEALERS HAS BEEN DECLINING SINCE YEAR-END FISCAL YEAR 2000

As part of our acquisition of EVG we acquired its network of independent frame shops. These frame shops subscribe to our services and pay us a monthly fee. Since year-end this network has been in decline due to cancellations among the dealers then in existence. We believe the cancellations have resulted largely from our change of focus away from offering the dealers exclusive zip code based distribution rights to artwork sold through our e-commerce site, www.frameyourart.com. We have instead, begun to offer the dealers private labeled, e-commerce enabled websites, marketing promotions and an image bank of royalty free art work that the dealers can print as needed. We believe that this new offering will ultimately be successful, but many of our current dealers signed up originally for the e-commerce distribution. If we are unable to convince them of value in the new offerings, this dealer network will continue to decline and our ability to generate revenue from this network will be reduced. Ultimately a portion of the goodwill related to the EVG acquisition could become impaired.

THE INTRODUCTION OF NEW AND BETTER PAPERS BY OUR COMPETITORS COULD DAMAGE OUR ABILITY TO SELL THESE PAPERS

Should our competitors introduce new and superior papers to our line we may not be able to sell as much paper as anticipated. The competition over paper is based largely on the gamut (range of colors produced on a particular paper) and the length of time a paper can maintain an image without significant fading in the colors. These attributes are achieved mostly through the coating applied to the papers. Should our competitors produce better coatings our paper could become obsolete.

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

ACQUISITIONS  MAY  DISRUPT  OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

In December 2000, we merged with Extreme Velocity Group (EVG), a provider of digital papers and Internet services to the art market. In connection with the merger, we issued approximately 18.2 million shares of our common stock in exchange for all outstanding shares of EVG. Of the 18.2 million shares issued to the former EVG shareholders, 3.2 million shares are being held in a twelve month escrow to cover any indemnification obligations of the former EVG shareholders. In addition, we paid $800,000 in cash to a company owned by Al Marco, the principal shareholder of EVG and our current Chief Executive Officer, as payment for services, goods, certain accounts payable and funding provided to EVG. We also assumed a $690,000 line of credit. In anticipation of the closing of the merger, we reduced our Campbell, California staff from 44 persons to 20 persons. As of March 15, 2001, we have a staff of 13 employees in Campbell, California. This reduction, which impacted all departments of Brightcube, is intended to eliminate duplication in operations and personnel after the merger is consummated and to reduce our expenditures. Amounts paid for severance did not have a material affect on the financial statements.

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

DUE TO SIGNIFICANT TURNOVER IN EMPLOYEES AND MANAGEMENT, OUR OPERATIONS COULD BE ADVERSILY AFFECTED.

In December 2000 and January 2001 we laid off a number of employees to reduce expenditures and as a result of moving our corporate headquarters to El Segundo. In December 2000 we also appointed a new Chief Executive Officer. In January 2001 our President and Chief Operating Officer, Chief Financial Officer and Vice President of Marketing resigned. To date, we have not replaced our Vice
President of Marketing, and are utilizing an interim Chief Financial Officer. Such turnover in our employees and management may hinder our ability to operate effectively.

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

The deployment of digital imaging technology into the art market is relatively new. It is unknown how widely such technology will be accepted or at what rate. The use of such technology is dependant on customer acceptance of digital products and confidence in the security of on-line transactions. As this technology is relatively new to the marketplace, penetration may be slow.

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

LIMITED VOLUMES AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. We are obligated to register an aggregate of 39,814,023 additional shares of our common stock for resale under the Securities Act pursuant to an agreement with Intellect Capital Group, LLC. This registration must occur upon the demand of Intellect Capital Group, LLC. To date, no such demand has been made; however upon completion of such registration, a substantial number of additional securities will be placed into the public market with the potential adverse consequences described above. In addition, 18,192,600 restricted shares were issued to the shareholders of EVG upon the acquisition of EVG. These shares will become freely tradable under Rule 144, promulgated under Securities Act of 1933, in December 2001. In addition, should Al Marco, our CEO and majority shareholder of EVG, be terminated without cause within 18 months of his employment (December 2000) we are obligated to provide the EVG shareholders piggyback registration rights.

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

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this quarterly report on Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

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

ITEM  1.  LEGAL  PROCEEDINGS.

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

     To the best of our knowledge, there are presently no other significant pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject and, to the best of its knowledge, no such actions against us are contemplated or threatened.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  The  following  exhibit  is  filed  as  part  of  this  report:

          none

     (b)  Reports  on  Form  8-K.

           A Report on Form 8-K was filed on January 4, 2001, and subsequently amended on March 5, 2001 pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 related to the December 20, 2000 acquisition of Extreme Velocity Group.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BRIGHTCUBE.COM

Date:  May  15,  2001                    By:  /s/  Al  Marco
                                             -------------------
                                                   Al  Marco
                                                   Chief  Executive  Officer