Form 10QSB
period 2001-06-30
BRIGHTCUBE INC
filed 2001-08-14
CIK 1086722

FORM 10-QSB

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                Yes [x]                                  No  [ ]

     As of August 13, 2001, the issuer had 70,720,648 shares of common stock, $.001 par value per share, outstanding.


                                        1
--------------------------------------------------------------------------------

                                 BRIGHTCUBE, INC.

                                    CONTENTS

                                                                     Page No.
                                                                     --------
PART  I  -  FINANCIAL INFORMATION

      Item 1.  Consolidated Financial  Statements

                   Consolidated Balance Sheets                          3

                   Consolidated Statements of Operations                4

                   Consolidated Statements of Cash Flows                5

                   Consolidated Notes to Financial Statements           6

      Item 2.  Management's Discussion and Analysis or
               Plan of Operation                                        11

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                        23

      Item 2.  Changes in Securities and Use of Proceeds                23

      Item 6.  Exhibits and Reports on Form 8-K                         23


SIGNATURES


                                        2
--------------------------------------------------------------------------------

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                          BRIGHTCUBE, INC.
                                                               CONSOLIDATED BALANCE SHEETS

==========================================================================================
                                                       JUNE 30, 2001    DECEMBER 31, 2000
------------------------------------------------------------------------------------------
                                                          (Unaudited)
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                           $      218,400   $        3,787,300
  Restricted cash, current portion                           345,000                   --
  Accounts receivable, net of allowance for doubtful
    accounts of $47,700 and $62,700, respectively            121,900              153,800
  Inventory                                                  311,400              179,700
  Prepaid expenses and other current assets                  135,800              229,000
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       1,132,500            4,349,800
Property and equipment, net                                  366,300              802,400
Property and equipment available for sale, net               300,000                   --
Excess of cost over net assets acquired, net               8,813,100            9,495,000
Restricted cash, less current portion                        172,500                   --
Other assets                                                  71,600               74,500
------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $   10,856,000   $       14,721,700
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable to bank             $      345,000   $          345,000
  Accounts payable                                         1,268,000              658,200
  Accrued expenses                                           535,300              945,700
  Deferred revenue                                                 -               73,800
  Payable to minority shareholders                           102,100               31,600
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  2,250,400            2,054,300
Note payable to bank, less current portion                   172,500              345,000
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                          2,422,900            2,399,300
==========================================================================================

SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 500,000 shares
    authorized; no shares issued and outstanding                  --                   --
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 67,093,400 and 66,993,400 shares
    issued and outstanding, respectively                      67,500               67,000
  Additional paid in capital                              28,560,500           28,292,900
  Deferred compensation                                           --             (311,600)
  Accumulated deficit                                    (20,194,900)         (15,725,900)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS'EQUITY                                  8,433,100           12,322,400
------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS'EQUITY               $   10,856,000   $       14,721,700
==========================================================================================

                     See accompanying notes to consolidated financial statements


                                        3
--------------------------------------------------------------------------------

                                                                                          BRIGHTCUBE, INC.
                                                                      CONSOLIDATED STATEMENT OF OPERATIONS

==========================================================================================================

                                                    THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------
                                                        2001          2000          2001          2000
----------------------------------------------------------------------------------------------------------
                                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)


Revenues                                            $   371,600   $        --   $   806,700   $        --


Cost of Revenues                                        230,800            --       540,700            --
----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                            140,800            --       242,600            --
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Sales and marketing                                     121,100            --       405,500            --

General and administrative                            1,554,600            --     3,203,000            --
----------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                              1,675,700            --     3,631,900            --
----------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                 (1,534,900)           --    (3,608,500)           --
----------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

  Interest income                                         9,500            --        15,500            --

  Interest & other expense                              (17,700)           --       (50,300)           --
  Other income                                            2,000            --         7,200            --
----------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                              6,200            --       (27,600)           --
----------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                             (1,541,100)           --    (3,393,500)           --
INCOME TAX EXPENSE                                          800            --           800            --
----------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING
OPERATIONS                                           (1,541,900)           --    (3,394,300)           --
----------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED
OPERATIONS                                             (213,800)    2,315,300)   (1,074,700)   (5,003,700)
------------------------------------------------------------------------------------------
NET LOSS                                             (1,755,700)   (2,315,300)   (4,469,000)   (5,003,700)
----------------------------------------------------------------------------------------------------------

Deemed dividend on Redemption
of Series A Preferred Stock
Including Value ascribed to
warrants of $145,000                                         --      (357,000)           --      (357,000)
----------------------------------------------------------------------------------------------------------
Net Loss Allocable to Common
Shareholders                                        $(1,755,700)  $(2,672,300)  $(4,469,000)  $(5,360,700)

Loss per Common Share
Basic and diluted for
continuing operations                               $     (0.02)           --         (0.05)  $        --
Basic and diluted for
discontinuing operations                                  (0.01)        (0.17)        (0.02)        (0.38)
                                                    ------------------------------------------------------
Basic and diluted Net (Loss)
per common share                                    $     (0.03)        (0.17)        (0.07)        (0.38)
                                                    ------------------------------------------------------
Basic and diluted weighted-
average common shares
outstanding                                          67,293,900    15,430,200    67,113,700    14,139,800
==========================================================================================================


                     See accompanying notes to consolidated financial statements


                                        4
--------------------------------------------------------------------------------

                                                                 BRIGHTCUBE, INC.
                                             CONSOLIDATED STATEMENT OF CASH FLOWS

=================================================================================
                                                       SIX MONTHS ENDED JUNE 31,
                                                       --------------------------
                                                           2001          2000
                                                        (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                             $(4,469,000)  $(5,003,700)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                           96,300            --
    Compensation relating to stock options and
    warrants issued                                        529,200     2,648,500
    Amortization of excess of cost over net assets
    acquired                                               681,900            --
    Changes in operating assets and liabilities:
      Accounts receivable                                  (81,700)           --
      Inventory                                           (131,700)           --
      Prepaid expenses and other current assets             93,200            --
      Accounts payable                                     712,100            --
      Accrued expenses                                    (307,800)           --
---------------------------------------------------------------------------------
Net cash used in Continuing Operations                 $(2,877,500)  $(2,355,200)
Net cash used in Discontinued Operations                   (95,500)     (296,700)
---------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                  $(2,973,000)  $(2,651,900)
---------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Principal received under note receivable             $        --   $   250,000
  Purchase of property and equipment                       (33,500)     (184,900)
  Other Assets                                               2,900        (8,900)
  Proceeds from disposal of fixed assets                     4,000            --
---------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    $   (26,600)  $    56,200
---------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from shareholder note receivable            $        --   $   440,000
  Repayment of notes payable to bank                      (172,500)
  Proceeds from minority shareholder loans                  70,500            --
  Proceeds from issuances of stock                          50,200    10,800,600
  Payment of Note Payable to Related Party                      --       (50,000)
  Payment for redemption of stock                               --    (1,272,000)
  Proceeds from issuance of warrants                            --        10,000
  Restricted Cash                                         (517,500)           --
  Payment of Stock Issuance Costs                               --    (1,020,000)

---------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    $  (569,300)  $ 8,908,600
---------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (3,568,900)    6,312,900
CASH AND CASH EQUIVALENTS, beginning of period           3,787,300       175,300
---------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period               $   218,400   $ 6,488,200
=================================================================================

                     See accompanying notes to consolidated financial statements


                                        5
--------------------------------------------------------------------------------

                                BRIGHTCUBE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

BrightCube, Inc. (formerly Photoloft, Inc. (formerly Data Growth, Inc., a publicly traded shell corporation) (the Company)), a Nevada corporation, was incorporated on January 23, 1986.

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

The Company is a developer and provider of technology, products, services and papers for the professional art and photography markets.

On December 20, 2000, the Company closed its acquisition of Extreme Velocity Group, Inc. (EVG), a California corporation. EVG was a Los Angeles based corporation, providing Internet and imaging solutions to the art and photographic market. EVG designs and distributes a proprietary line of digital papers for use on high quality ink-jet printers. In addition, EVG has a paying subscription based network of independent art frame shops nationwide (the "Dealer Network"), which receives e-commerce and marketing support from EVG.

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

The Company has an accumulated deficit of $20,194,900 at June 30, 2001 and incurred a net loss of $4,469,000 for the six months ended June 30, 2001. Additionally, the Company is in violation of a loan covenant, which has resulted in $517,500 being held as restricted cash by City National Bank as of June 30, 2001. Primarily as a result of recurring losses, the Company's independent certified public accountants modified their report on its December 31, 2000 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


                                        6
--------------------------------------------------------------------------------

3.   SUPPLEMENTAL  CASH  FLOW  DISCLOSURE

During each of the six months ended June 30, 2001 and 2000, the Company paid $800 for income taxes. During the six months ended June 30, 2001 and 2000, the Company paid interest of $30,700 and $0 respectively.

4.   INTERIM  PERIOD  AND  SUBSEQUENT  EVENTS  INFORMATION

In January 2001, the Company issued 100,000 shares of common stock upon the exercise of warrants issued to a former consultant. The exercise price was $0.10 per share and the Company received $10,000 upon exercise.

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

In April 2001, the Board of Directors approved a new option plan for 8,500,000 shares, which will be submitted to the shareholders for approval at the next annual meeting. With the implementation of this new plan, the Company will not issue any additional shares under its former stock option plan. The former stock option plan authorized 13,750,000 shares of common stock. It is the Company's intention not to issue any additional options in this new plan that, when combined with options granted under the former plan, will exceed this 13,750,000 share limit. During July 2001, the Company granted 1,440,000 options to employees at a $0.50 exercise price. These options were granted under the new Stock Option plan subject to shareholder approval. Management expects shareholder approval as the Company's Board of Directors approved the plan and as a group the Directors control a majority of the common shares outstanding.

In June 2001, the Company issued 400,000 shares of common stock upon the exercise of warrants issued to a shareholder. The exercise price was $.10 per share and the Company received $40,000 upon exercise.

During July 2001, the Company obtained a Bridge Loan from one of the stockholders, Intellect Capital Group in the amount of $500,000 at an 8% interest rate. The funds were used for general working capital purposes and have a 15 day demand notice call provision. This loan has been outstanding longer than either party expected. On August 14, 2001 the Company negotiated a forbearance agreement with Intellect Capital Group (ICG) that provides the Company with a 30 day period during which ICG will not call the loan. In return, the Company agreed to provide ICG with a warrant to purchase 1,875,000 shares of common stock at a purchase price of $0.30.

The Company's current financing plan includes several aspects, such as the sale of certain assets, private placements of capital stock, cash flows from operations and potential joint ventures. The Company currently has $1.4 million in new financing being held in escrow from several investors. The Company anticipates releasing these funds from escrow when the other aspects of the Company's financing plan are in place. Provided that the Company meets this


                                        7
--------------------------------------------------------------------------------
requirement, the current potential investors with funds held in escrow have agreed to purchase 6,750,000 shares of common stock at $0.20 per share. The Company will be obligated to file a registration statement within 30 days after accepting these funds to register all of the shares purchased.

5.   ASSETS  HELD  FOR  SALE  AND OPERATING RESULTS FROM DISCONTINUED OPERATIONS

During May 2001 the Company's Board of Director's decided to discontinue its ASP Services ("ASP") operations. The Company is currently in negotiations for the sale of the assets related to the ASP operations. Management currently expects to close this transaction during the third quarter and ultimately recognize a gain on the sale of these assets. As a result, the Company has segregated all identifiable fixed assets expected to be sold with the ASP Services and is separately disclosing these items as Assets Available for Sale. At June 30, 2001, these assets had an estimated net book value of $300,000 and consist principally of computer equipment.


The operating results of this discontinued operation for the three and six month periods ended June 30, 2001 and 2000 consist of:


                         THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                         --------------------------  ---------------------------
                             2001          2000          2001           2000
                         -----------  -------------  -------------  ------------
Net Sales                $  171,200   $    161,400   $    294,300   $   223,200
Gross profit (loss)          56,800         48,500         95,900        83,000
(Loss) from Operations)    (213,800)    (2,310,300)    (1,074,700)   (4,997,800)
NET (LOSS)               $ (213,800)  $ (2,315,300)  $ (1,074,700)  $(5,003,700)


6.   RELATED  PARTY  TRANSACTIONS

As  of  June  30, 2001, the Company owed $78,900 to Intellect Capital Group, LLC
(ICG), a minority shareholder, for expenses paid by ICG on the Company's behalf. This amount is included in the payable to minority shareholders.

Al Marco, the Company's CEO, owns the building occupied by the Company in El Segundo, California. The Company paid approximately $59,500 in rent to Al Marco during the six months ended June 30, 2001. The Company owed Al Marco $11,900 as of June 30, 2001 for rent on the El Segundo facility.

During the six months ended June 30, 2001 the Company paid $75,000 to Marco Fine Arts, a company owned by Al Marco, the Company's CEO. These expenses related to various operating expenses paid on the Company's behalf by Marco Fine Arts. As of June 30, 2001, the Company owed Marco Fine Arts $11,300.

During July 2001, the Company received a Bridge Loan from Intellect Capital Group for a total of $500,000 with an 8% interest rate.

7.   SEGMENT  INFORMATION

The Company has two reportable segments: Dealer Networks and Consumables. Dealer Networks provides marketing and Internet solutions to a network of independent frame shops and art galleries around the country. The Consumables unit develops and distributes a line of proprietary digital inkjet papers. Since the Company's Board of Directors decided to discontinue its ASP service operations in May 2001, this division is no longer a reportable segment. See Note 5: Assets Held for Sale and Operating Results from Discontinued Operations above.


                                        8
--------------------------------------------------------------------------------

The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Annual Report on Form 10-KSB. The Company evaluates segment performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. Expenses that are incurred for the benefit of all of the business segments and that are not directly attributable to one business line, such as administrative overhead, are allocated to each segment based on that segment's share of the consolidated revenues. During the three months ended June 30, 2001 the Company reduced the allocation of general and administrative expenses to the ASP Services division as this division will be discontinued. As the majority of this general and administrative expenses will not be reduced with this discontinuation the expenses are being allocated to the remaining operating divisions. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies or products and marketing strategies.

The following table presents information about reported segment loss for the six months ended June 30, 2001:


                            DEALER          CONSUMABLES       TOTAL
                            NETWORKS
                            -------------  -------------  -------------
Revenues from external
customers                   $    323,700   $    483,000   $    806,700

Segment loss before income
taxes                       $ (1,382,600)  $ (2,010,900)  $ (3,393,500)



The following table presents information about reported segment loss for the three months ended June 30, 2001:


                            DEALER          CONSUMABLES       TOTAL
                            NETWORKS
                            -------------  -------------  -------------
Revenues from external
customers                   $  152,000     $    219,600   $    371,600

Segment loss before income
taxes                       $ (738,900)    $   (778,700)  $ (1,517,600)


Prior to the six months ended June 30, 2001, the Company did not have any reportable segments.


8.   NEW  ACCOUNTING  STANDARDS
-------------------------------

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs by companies. The Company believes that its current accounting policies are in conformity with this issue and does not believe that Issue 00-10 will have a material effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141


                                        9
--------------------------------------------------------------------------------
applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combination (the merger of PHOTOLOFT and EVG to form the Company) was accounted for using the purchase method. As of June 30, 2001, the net carrying of amount of goodwill remaining is $ 8,813,100.
Amortization expense during the six-month period ended June 30, 2001 was $681,900 . At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

In  May  2000,  the  EITF  reached  a  consensus on Issue 00-14, "Accounting for
Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. The Company is currently analyzing Issue 00-14. However, based on management's current understanding and interpretation, Issue 00-14 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur.

In  April  2001,  the  EITF  reached  a consensus on Issue 00-25, "Vendor Income
Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. The Company is currently analyzing Issue 00-25. However, based on management's current understanding and interpretation, Issue 00-25 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The consensus's reached in Issue 00-25 and Issue 00-14 (amended by Issue 00-25) are effective for fiscal quarters beginning after December 15, 2001.


                                       10
--------------------------------------------------------------------------------

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

General
-------

Brightcube, Inc. is a developer of technology, products, services and inkjet papers for the art and photography markets. The Company has two primary business units: the dealer networks ("Networks") and digital papers ("Consumables"). Due to the Company's decision to discontinue its ASP services in May 2001 these operations are no longer considered a business unit. We implemented certain parts of our current business strategy, in particular the Networks and Consumables, through the acquisition of Extreme Velocity Group, Inc. ("EVG") by PhotoLoft, Inc. ("PhotoLoft") on December 20, 2000. Upon completion of the acquisition, PhotoLoft changed its name to Brightcube.

We  have  two  primary  business  units:

Dealer Network - Our Brightcube dealer network is comprised of independent art frame shops ("dealers") around the country that subscribe to our services. One of the services is e-commerce orders generated from our website, www.frameyourart.com. Consumers can visit this website, order art and have the
---------------------
art framed at one of our local dealers. We do not make any money from these orders, but rather use the distribution to drive value to our dealers in return for their annual subscriptions. The dealers purchase the rights to zip codes for an annual subscription rate. In addition to the distribution rights from these zip codes, we provide marketing and advertising support to subscribing dealers. The marketing and support that we provide to the dealers includes promotions that are designed to increase traffic into their stores and training on various aspects of running their business. In 2001, we are in the process of transitioning these dealers from a zip code driven service to a subscription service under which we provide marketing support and technology solutions. As part of these solutions we now offer the dealers private labeled, e-commerce enabled websites, a royalty free library of art images that the dealers can print and additional marketing promotions. We also intend to transition most of these dealers over to the BrightCube Solution, described below. As a result of this transition the membership numbers has been in decline throughout 2001.

Consumables - Our digital papers are designed and marketed internally but produced on a contract basis by outside paper mills. The papers are designed specifically for professional imaging applications on inkjet printers. We design the coatings that are applied to the papers produced by the mills and specify the types and weights of the papers to be used. We have two basic types of papers: photographic papers and art papers. The coatings applied to the


                                       11
--------------------------------------------------------------------------------
papers are critical in achieving proper gamut, which is the range of colors that a paper will display, and archivability, which is the amount of time the papers will hold an image without a noticeable loss of color. These papers will be distributed through four channels: to our network of BrightCube Solution dealers (see description below), to wholesalers and distributors, to large manufacturers of printer hardware as a private labeled brand, and through a retail website  that  we  maintain,  www.photoinkjet.com.  We  also  distribute  papers
                              -------------------
developed  by  others  and  sell  inkjet  printers  and  related  supplies.

In addition to the business units described above, we are in the process of developing and deploying a print-on-demand solution to remotely deliver art images to be printed on demand in remote locations. We are calling this product the BrightCube Solution. We are currently in beta testing and expect full deployment in the third quarter of 2001. The solution consists of an image bank powered by our digital imaging software and hosting solutions that provides a library of digital art images. We recently signed an agreement with Devon
Publishing Group ("Devon"), one of the largest art publishers in the United States, allowing us to electronically distribute its images through the BrightCube Solution. The BrightCube Solution users can access this image bank over the Internet and order an image to be printed. Am image that is selected from our online image bank is encrypted, sent from our servers over the Internet to the dealer's location and printed directly on a wide format inkjet printer without being stored on the dealer's computer.

We believe the BrightCube Solution is a compelling value proposition for the art retailer, reducing production, inventory and handling costs, while increasing the number of images carried. Not only is the BrightCube Solution a stand-alone revenue stream for BrightCube, but also provides the means to create a distribution channel of images and digital papers. BrightCube receives a per click charge on every image printed and sells the retailers the paper used to produce the prints. The Devon Publishing Group has also agreed to use its existing sales force to sell the BrightCube Solution to their current customers. In return, we will allow Devon to be our exclusive licensing agent for our image bank. They will contribute their own images and license other images from additional publishers. We believe that our relationship with Devon will rapidly accelerate our penetration rate of the market as they are a well established and large player in the market.

Results  of  Operations
-----------------------
Based on the decision to discontinue the ASP services operations our Consolidated Statement of Operations discloses the results of those operations as a single line item called Loss From Discontinued Operations. As the results from the comparable periods in the previous year were the results only from the ASP services division, a year to year comparison below does not make sense.

Three and Six Months Ended June 30, 2001
----------------------------------------
     REVENUES. Revenues for the six month period ended June 30, 2001 were $806,700 not including $294,300 from ASP Services. As discussed in the Financial Statements (Note 5), management decided to discontinue the ASP segment during May 2001. Our revenue growth was not as rapid as anticipated due to the delay of certain product releases, primary the release of new papers. The principal components of revenue were generated from the Dealer Network and Consumables division, acquired as part of the EVG transaction. Our expected increase in consumables sales were delayed due to certain production problems on a new paper line, which we believe have now been corrected as we began receiving our initial production runs of these products in August 2001.

     GROSS  MARGIN.  Gross  Margin  for  the quarter ended June 30, 2001 was 38%
(excluding  ASP services).  For the three month period ended March 31, 2001, the


                                       12
--------------------------------------------------------------------------------
gross margin was 41%. Due to the delay in the new papers we did not experience an increase in gross margin from the prior quarter.

     Selling and Marketing Expenses. Sales and Marketing Expenses for the three months ended June 30, 2001 were $121,100, reflecting a $163,300 decrease as compared to $284,400 incurred during the three months ended March 31, 2001. Substantially all of the sales and marketing expense resulted from the promotion of the Dealer Network and Consumables products. In order to promote these products, we advertised in trade magazines, mainly within the art industry, and attended several large trade shows. We also began shipping a significant number of samples of our papers to potential customers to demonstrate our products. In the previous years, we did not incur comparable expenses as the Dealer Network and Consumable products had not yet been acquired.

     General and Administrative Expenses. General and Administrative expenses for the quarter ended June 30, 2001, were $1,531,100 compared to $1,695,300 for the three months ended March 31, 2001. General and Administrative Expenses decreased during the quarter ended June 30, 2001 due to cost cutting measures enacted to reduce our expenses. Beginning in December of 2000 and continuing until January 2001, we significantly reduced headcount, mainly at the Campbell, California location. These headcount reductions were the result of moving our corporate headquarters from Campbell, CA to El Segundo, CA, the integration of the EVG acquisition with reduction of certain redundant positions and through other efforts to reduce expenditures. In addition, certain expenses allocated to the ASP Services during the quarter ended March 31, 2001 were allocated only to the continuing operations as they related to corporate overhead especially management salary and legal and accounting fees. We expect the majority of these expenses to continue after the disposition of the ASP Services division.

     Other Income and Expenses. Interest income earned is a result of the cash remaining from the Company's private placement of its equity securities in 2000. Other income resulted from rent paid by sub-lessors in our El Segundo facilities. Interest and other expenses were incurred mainly due to our note payable to City National Bank that we assumed as part of the EVG acquisition in December 2000.

     Net Loss. Net loss allocable to common shareholders for the three and six months ended June 30, 2001 was $1,755,700 and $4,469,000, respectively reflecting both continuing and discontinued operations. The loss on discontinued operations decreased during the quarter ended June 30, 2001 due to significant reductions in personnel and other operating expenses at our ASP Services division. Mainly due to a significant increase in the number of shares of common stock outstanding, net loss per share decreased to $0.07 for the six months ended June 30, 2001.


Liquidity  and  Capital  Resources
----------------------------------

Net cash used in operating activities during the six months ended June 30, 2001 was $2,973,000, which principally reflected the net loss for the period, which was partially offset by an increase in accounts payable as well as goodwill amortization and compensation relating to stock options and warrants recorded during the period. Net cash used in investing activities during the six months ended June 30, 2001 was $26,600, resulting primarily from the acquisition of property and equipment. Net cash used in financing activities was $569,300 during the six months ended June 30, 2001, primarily from the restricted cash required by our bank loans as a result of a violation of a loan covenant as well as payments made on the note payable to the bank.


                                       13
--------------------------------------------------------------------------------

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

In April 2001, City National Bank informed the Company that we were out of compliance with a loan covenant which requires that the Company maintain cash balances of at least 1.75 times the loan balance. As a result, City National Bank transferred $517,500 into a restricted account. Once the Company's cash balances exceed the minimum requirements, the funds will be released. As of June 30, 2001, the Company's loan balance was $517,500.

At June 30, 2001 we had cash and cash equivalents of $218,400 (excluding restricted cash of $517,500) as compared to $3,787,300 at December 31, 2000. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through August 15, 2001; however, unforeseen developments could cause us to require additional capital at an earlier date. The Company's current financing plan includes several aspects, such as the sale of certain assets, private placements of capital stock, cash flows from operations and potential joint ventures. The Company currently has $1.4 million in new financing being held in escrow from several investors. The Company anticipates releasing these funds from escrow when the other aspects of the Company's financing plan are in place. Provided that we meet this requirement, the current potential investors with funds held in escrow have agreed to purchase 6,750,000 common stock at $0.20 per share. We will be obligated to file a registration statement within 30 days after accepting these funds to register all of the shares purchased. There can be no assurance, however, that we will be able to obtain new financing on acceptable terms, or that we will be able to obtain new financing at all or that we will be able to close on the funds held in escrow. If such funding is not received, we may have difficulties funding our operations and meeting our obligations.

During July 2001, the Company obtained a Bridge Loan from one of the stockholders, Intellect Capital Group in the amount of $500,000 at an 8% interest rate. The funds were used for general working capital purposes and have a 15 day demand notice call provision. On August 14, 2001 we negotiated a forbearance agreement with Intellect Capital Group (ICG) that provides the Company with a 30 day period during which ICG will not call the loan. In return, the Company agreed to provide ICG with a warrant to purchase 1,875,000 shares of common stock at a purchase price of $0.30.

Factors  That  Could  Affect  Our  Financial Condition and Results of Operations
--------------------------------------------------------------------------------


                                       14
--------------------------------------------------------------------------------

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be harmed.

WE WILL NEED ADDITIONAL CAPITAL.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through August 15, 2001. At that time we will need to raise additional capital. The sufficiency of these funds through August 15, 2001, however, is dependent on our ability to increase revenues. If we fail to do so, we will need to raise additional capital sooner. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required we may not be able to fund expansion, continue to offer products and services, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be forced to severely curtail our operations. Any of these actions would have a material adverse effect on our business, results of operations and financial condition.

WE ARE MUCH LIKE A START UP COMPANY AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We refocused our business model in December 2000 and therefore are much like a start-up company. We decided in May 2001 to discontinue our ASP Services division. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from our products and services. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as e-commerce and digital imaging. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

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


                                       15
--------------------------------------------------------------------------------

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

We are also authorized to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. We issued 900 shares of our Series B Preferred Stock in a private placement financing in June 2000. Such shares were convertible automatically into common stock, on or before July 7, 2000, in an amount equal to 50% of our then-outstanding common stock following the conversion (on a fully-diluted basis). As a result of this initial issuance of Series B Preferred Stock, the holder of the 900 shares of Series B Preferred Stock became a controlling shareholder (at year-end 2000 however this shareholder was no longer a controlling shareholder as a result of the shares issued in the EVG transaction). At July 8, 2000 we had 33,825,266 shares of common stock outstanding on a fully-diluted basis and therefore if all of the Series B Preferred Stock had been converted on that date, the holder of the


                                       16
--------------------------------------------------------------------------------

Series B Preferred Stock would have owned and controlled 50% of our fully-diluted stock. However, on July 8, 2000, we did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On July 8, 2000, we issued 27,914,023 shares of common stock in conversion of the Series B Preferred Stock. Pursuant to the terms of the May 22, 2000 letter agreement between the holder of the Series B Preferred Stock and us, we incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants may be exercised or exchanged on a two-for-one basis for shares of our common stock. The conversion has diluted, and the exercise of these warrants will dilute, the interests of our other shareholders. We also have an aggregate of 27,346,000 shares reserved for issuance upon exercise of other stock options and warrants outstanding as of June 30, 2001.

In December 2000, we acquired Extreme Velocity Group ("EVG"), a provider of Internet and imaging solutions to the business-to-business art market. In connection with the merger, we issued approximately 18.2 million shares of our common stock, including approximately 3.2 million shares held in escrow for 12 months for indemnification obligations of the former EVG shareholders, in exchange for all outstanding shares of EVG.

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

OUR PAPERS ARE SUBJECT TO A SHORT LIFE SPAN AND THEIR DESIGN AND PRODUCTION IS DEPENDANT ON KEY PERSONNEL.


                                       17
--------------------------------------------------------------------------------

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

WE EXPECT TO GROW RAPIDLY, AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT.

We expect to experience a period of significant expansion with our consumable products and the BrightCube Solution. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management systems and resources. To manage our growth, we must implement operational and financial systems and controls, attract and retain senior management and recruit, train and manage new employees. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.


                                       18
--------------------------------------------------------------------------------

The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies, including some large manufactures and distributors of paper, photography equipment and service providers that have existing photo lab customers and expertise in selling services to these customers, and a number of other small services, including those that serve specialty markets. In addition, companies that currently provide other digital imaging services may migrate into our markets, thus increasing competition. As the market for digital paper expands additional competitors may enter our market. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition. A potential competitor could develop a technology that is competitive or superior to ours.

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

ACQUISITIONS MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

In December 2000, we merged with Extreme Velocity Group (EVG), a provider of digital papers and Internet services to the art market. In connection with the merger, we issued approximately 18.2 million shares of our common stock in exchange for all outstanding shares of EVG. Of the 18.2 shares issued to the former EVG shareholders, 3.2 million shares are being held in a twelve month escrow to cover any indemnification obligations of the former EVG shareholders. In addition, we paid $800,000 in cash to a company owned by Al Marco, the principal shareholder of EVG and our current Chief Executive Officer, as payment for services, goods, certain accounts payable and funding provided to EVG. We also assumed a $690,000 line of credit. In anticipation of the closing of the merger, we reduced our Campbell, California staff from 44 persons to 20 persons. As of July 31, 2001, we have a staff of 8 employees in Campbell, California. This reduction, which impacted all departments of Brightcube, is intended to eliminate duplication in operations and personnel after the merger is consummated and to reduce our expenditures. Amounts paid for severance did not have a material affect on the financial statements.

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


                                       19
--------------------------------------------------------------------------------

DUE TO SIGNIFICANT TURNOVER IN EMPLOYEES AND MANAGEMENT, OUR OPERATIONS COULD BE ADVERSILY AFFECTED.

In December 2000 and January 2001 we laid off a number of employees to reduce expenditures and as a result of moving our corporate headquarters to El Segundo. In December 2000 we also appointed a new Chief Executive Officer. In January 2001 our President and Chief Operating Officer, Chief Financial Officer and Vice President of Marketing resigned. To date, we have not replaced our Vice
President of Marketing or President and Chief Operating Officer. Such turnover in our employees and management may hinder our ability to operate effectively.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATION OF AND LEGAL UNCERTAINTIES SURROUNDING THE INTERNET.

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business or


                                       20
--------------------------------------------------------------------------------
otherwise have a material and adverse effect on our business, results of operations and financial condition. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The law governing the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws governing intellectual property, copyright, privacy, obscenity, libel and taxation apply to the Internet. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad.

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


                                       21
--------------------------------------------------------------------------------

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


                                       22
--------------------------------------------------------------------------------

ITEM  1.  LEGAL  PROCEEDINGS.

     In January 2000, Gail Drive LLC filed an action against us alleging breach of contract arising out of a lease agreement for office space. In January 2001, Gail Drive was awarded a non-binding judicial arbitration award of $206,000, which we rejected. Gail Drive subsequently filed for a pre-judgment writ of attachment in the sum of $336,000, which was rejected in February 2001. During
May 2001, we settled with Gail Drive for $174,000. Final payment was made in July 2001.

     To the best of our knowledge, there are presently no other significant pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject and, to the best of its knowledge, no such actions against us are contemplated or threatened.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

In January 2001, the Company issued 100,000 shares of common stock upon the exercise of warrants issued to a former consultant. The exercise price was $0.10 per share and the Company received $10,000 upon exercise.

In June 2001, the Company issued 400,000 shares of common stock upon the exercise of warrants issued to a shareholder. The exercise price was $.10 per share and the Company received $40,000 upon exercise. The proceeds were used for general working capital.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  The  following  exhibits  are  filed  as  part  of  this  report:

               99.14 Loan and Security Agreement, dated July 16, 2001, by and between Intellect Capital Group, LLC and Registrant


               99.15 Promissory Note, dated July 16, 2001, by and between Intellect Capital Group, LLC and Registrant

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

                                               BRIGHTCUBE, Inc.

Date: August 14, 2001                     By:  /s/  Eric Howard
                                               -------------------
                                                  Eric Howard
                                                  Chief Financial Officer


                                       23
--------------------------------------------------------------------------------