Form 10QSB
period 2001-09-30
BRIGHTCUBE INC
filed 2001-11-14
CIK 1086722

FORM  10-QSB

                  UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION

                             Washington,  D.C.  20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended  September  30,  2001

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

     As of November 12, 2001 74,243,930 shares of common stock, $.001 par value per share, outstanding.

                                 BRIGHTCUBE,  INC.

                                    CONTENTS


                                                                      Page No.
                                                                      --------
PART  I  -  FINANCIAL  INFORMATION
      Item  1.  Consolidated Financial  Statements

                          Consolidated Balance Sheets                        3

                          Consolidated Statements of Operations              4

                          Consolidated Statements of Cash Flows              5

                          Consolidated Notes to Financial Statements         6

      Item 2.   Management's Discussion and Analysis or
                Plan of Operation                                           12

PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings                                          24

      Item 2.    Changes in Securities and Use of Proceeds                  24

      Item 6.    Exhibits and Reports on Form 8-K                           25


SIGNATURES

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                       BRIGHTCUBE, INC.
                                                            CONSOLIDATED BALANCE SHEETS

=======================================================================================
                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2001             2000
---------------------------------------------------------------------------------------
                                                          (Unaudited)

ASSETS
CURRENT  ASSETS:

  Cash and cash equivalents                             $      213,200   $   3,787,300
  Restricted cash, current portion                             345,000               -
  Accounts receivable, net of allowance for doubtful
    accounts of $59,100 and $62,700, respectively              161,800         153,800
  Inventory                                                    374,400         179,700
  Prepaid expenses and other current assets                    215,300         229,000
---------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                         1,309,700       4,349,800
Property and equipment, net                                    293,500         802,400
Property and equipment available for sale, net                 300,000               -
Excess of cost over net assets acquired, net                 8,470,000       9,495,000
Restricted cash, less current portion                           86,300               -
Other assets                                                    72,500          74,500
---------------------------------------------------------------------------------------
TOTAL ASSETS                                            $   10,532,000   $  14,721,700
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of note payable to bank               $      345,000   $     345,000
  Accounts payable                                             789,200         658,200
  Accrued expenses                                             307,200         945,700
  Deferred revenue                                                   0          73,800
  Payable to shareholders                                      553,800          31,600
---------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                    1,995,200       2,054,300
Note payable to bank, less current portion                      86,300         345,000
---------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            2,081,500       2,399,300
=======================================================================================


SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 500,000 shares
    authorized; no shares issued and outstanding                     -               -
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 74,243,900 and 66,993,400 shares issued
    and outstanding, respectively                              136,700          67,000
  Additional paid in capital                                30,469,600      28,292,900
  Deferred compensation                                              -        (311,600)
  Accumulated deficit                                      (22,155,800)    (15,725,900)
---------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS'EQUITY                                    8,450,500      12,322,400
---------------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDERS'EQUITY                 $   10,532,000   $  14,721,700
=======================================================================================


                     See accompanying notes to consolidated financial statements

                                                                                   BRIGHTCUBE, INC.
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS




                                   THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT 30,
                                ---------------------------------  --------------------------------
                                     2001             2000              2001             2000
                                 (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
---------------------------------------------------------------------------------------------------
Revenues                        $     272,700   $              -   $    1,056,100   $           --
Cost of Revenues                      174,700                             675,500               --
---------------------------------------------------------------------------------------------------
GROSS PROFIT                           98,000                             380,600               --
---------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Sales and marketing                   146,600                             473,000               --
General and administrative          1,257,000                           4,610,600               --
---------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES            1,403,600                           5,083,600               --
---------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS               (1,305,600)                         (4,703,000)              --
---------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

  Interest income                       4,000                              19,500               --
  Interest & other expense           (512,800)                           (533,900)              --
  Other income                              -                               7,200               --
---------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)         (508,800)                           (507,200)              --
---------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES           (1,814,400)                         (5,210,200)              --
INCOME TAX EXPENSE                      2,700                               1,700               --
---------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING
OPERATIONS                         (1,817,100)                         (5,211,900)              --
---------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED
OPERATIONS                           (143,900)        (3,001,900)      (1,218,000)      (8,005,600)
---------------------------------------------------------------------------------------------------
NET LOSS                           (1,961,000)                         (6,429,900)      (8,005,600)
---------------------------------------------------------------------------------------------------
Deemed dividend on Redemption
of Series A Preferred Stock
Including Value ascribed to
warrants of $145,000                        -                  -                          (357,000)
---------------------------------------------------------------------------------------------------
Net Loss Allocable to Common
Shareholders                    $  (1,961,000)  $     (3,001,900)  $   (6,429,900)  $   (8,362,600)
---------------------------------------------------------------------------------------------------
Loss per Common Share
Basic and diluted for
continuing operations           $       (0.03)  $              -   $        (0.08)  $            -
Basic and diluted for
discontinuing operations                    -              (0.06)           (0.02)           (0.32)
                                -------------------------------------------------------------------
Basic Net (Loss) per common
share                           $       (0.03)  $          (0.06)  $        (0.10)  $        (0.32)
                                -------------------------------------------------------------------
Basic and diluted weighted-
average common shares
outstanding                        70,568,700         48,693,700       63,318,700       25,808,000
===================================================================================================


           See accompanying notes to consolidated financial statements

                                                                       BRIGHTCUBE, INC.
                                                   CONSOLIDATED STATEMENT OF CASH FLOWS


=======================================================================================
                                                          NINE MONTHS ENDED SEPT 31,
                                                       ---------------  ---------------
                                                            2001             2000
(Unaudited)                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from Continuing Operations                      $   (5,211,900)  $            -
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                              232,200
    Compensation relating to stock options
      and warrants issued                                     692,900
    Interest Expense Related to stock                         475,000
    warrants issued
    Loss on Disposal of Fixed Asset                             7,700
    Amortization of excess of cost over net assets          1,025,000
    acquired
    Loss from discontinued operations                      (1,218,000)      (8,005,600)
    Changes in operating assets and liabilities:
      Accounts receivable                                       8,000
      Allowance for Doubtful Accounts                          (3,600)
      Inventory                                              (194,700)
      Prepaid expenses and other current assets                13,700
      Accounts payable                                         79,700
      Accrued expenses                                       (424,600)

---------------------------------------------------------------------------------------
Net cash used in Continuing Operations                 $   (4,518,600)  $   (8,005,600)
Changes in assets and liabilities of Discontinued
Operations                                                   (209,500)       3,547,200
---------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                  $   (4,728,100)      (4,458,400)
-----------------------------------------------------  ---------------  ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Principal received under note receivable                                     250,000
  Purchase of property and equipment                          (23,300)        (547,000)
  Other Assets                                                  2,000           (8,600)
  Proceeds from disposal of fixed assets                        4,000                -
---------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                         (17,300)        (305,600)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder note receivable                         -          440,000
  Repayment of notes payable to bank                         (258,800)        (345,000)
  Proceeds from minority shareholder loans                    522,200                -
  Proceeds from issuances of stock                          1,399,700       14,420,200
  Payment for redemption of stock                                   -       (1,272,000)
  Proceeds from issuance of warrants                                -           10,000
  Restricted Cash                                            (431,300)               -
  Payment of Stock Issuance Costs                             (60,500)      (1,168,700)
---------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,171,300       12,084,500
---------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (3,574,100)       7,320,500
CASH AND CASH EQUIVALENTS, beginning of period              3,787,300          175,300
---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period               $      213,200   $    7,495,800
=======================================================================================

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

On December 20, 2000, the Company closed its acquisition of Extreme Velocity Group, Inc. (EVG), a California corporation. EVG was a Los Angeles based corporation, which provided Internet and imaging solutions to the art and photographic market. EVG designed and distributed a proprietary line of digital papers for use on high quality ink-jet printers. In addition, EVG had a paying subscription based network of independent art frame shops nationwide (the "Dealer Network"), which received e-commerce and marketing support from EVG.

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

The Company has an accumulated deficit of $22,155,800 at September 30, 2001 and incurred a net loss of $6,429,900 for the nine months ended September 30, 2001. Additionally, the Company is in violation of a loan covenant, which has resulted in $431,300 being held as restricted cash by City National Bank as of September 30, 2001. Primarily as a result of recurring losses, the Company's independent certified public accountants modified their report on its December 31, 2000 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

3.     SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine months ended September 30, 2001 and 2000, the Company paid $1,720 and $800 for income taxes, respectively. During the nine months ended September 30, 2001 and 2000, the Company paid interest of $37,800 and $0 respectively. During the nine months ended September 30, 2001, the Company issued 173,333 shares and warrants to purchase 400,000 shares of common stock in connection with entering into contracts for financial advisory and investor relations services.

4.    INTERIM PERIOD AND SUBSEQUENT EVENTS INFORMATION

In January 2001, the Company issued 100,000 shares of common stock upon the exercise of warrants issued to a former consultant. The exercise price was $0.10 per share and the Company received $10,000 upon exercise.

In February 2001, the Company entered into a Separation and General Agreement under which Edward MacBeth, President and Chief Operating Officer, terminated his employment. The terms of this agreement included immediate vesting of options to purchase 500,000 shares of the Company's common stock at an exercise price of $1.38 per share. These options are subject to a six-month lock-up which ended July 19, 2001, and will expire in January 2003. Mr. MacBeth's original option grant, based on his July 2000 employment contract, was for 1,500,000 shares vesting over three years. As of February 2001, he had vested in approximately 250,000 shares of his option grant, and therefore, his Separation and General Agreement resulted in the accelerated vesting of 250,000 additional shares. For accounting purposes, the Company treated the accelerated shares as a new grant to a non-employee resulting in additional expense of $63,400 under Statement of Financial Accounting Standards No. 123. The Company estimated the fair value of these options at this new measurement date using the Black Scholes option pricing model with the following assumptions: No dividend yield, expected volatility of 224%, risk free interest rate of 6.5% and expected life of two years.

In April 2001, the Board of Directors approved a new option plan for 8,500,000 shares, which will be submitted to the shareholders for approval at the next
annual meeting.   With the implementation of this new plan, the Company will not issue any additional shares under its former stock option plan. The former stock option plan authorized 13,750,000 shares of common stock. It is the Company's intention not to issue any additional options in this new plan that, when combined with options issued and outstanding under the former plan, will exceed this 13,750,000 share limit. During May 2001, the Company granted 1,440,000 options to employees at a $0.50 exercise price. These options were granted under the new Stock Option plan subject to shareholder approval. Management expects shareholder approval as the Company's Board of Directors approved the plan and as a group the Directors control a majority of the common shares outstanding.

In June 2001, the Company issued 400,000 shares of common stock upon the exercise of warrants issued to a shareholder. The exercise price was $.10 per share and the Company received $40,000 upon exercise.

During July 2001, the Company obtained a Bridge Loan from one of the stockholders, Intellect Capital Group (ICG)in the amount of $500,000 at an 8% interest rate. The funds were used for general working capital purposes and have a 15 day demand notice call provision. On August 14, 2001 the Company negotiated a forbearance agreement with ICG that provided the Company with a 30 day period commencing July 16, 2001 during which ICG will not call the loan. In return, the Company agreed to provide ICG with a warrant to purchase 1,875,000 shares of common stock at a purchase price of $0.30 and includes a provision for cashless exercise. The company has determined the fair market value of these warrants to be $475,000 based on the Black Scholes model and recorded this amount in the statement of operations as interest expense. The assumptions used in the Black Scholes model were as follows: no dividend yield, expected volatility of 132%, risk free interest rate of 5% and expected life of five years.

In August 2001, the Company accepted $1,350,000 in new equity investment from several accredited investors and issued 6,750,000 shares of common stock to these investors. The Company was required to file this registration statement with the Securities and Exchange Commission within 30 days after accepting these funds. The Company is currently late in filing this requirement.

During August 2001, the Company entered into a one year Investment Banking Agreement with vFinance Capital L.C. ("vFinance"). The contract with vFinance for financial advisory services requires the Company to issue a warrant for the purchase of 200,000 shares of common stock at an exercise price of $0.27 with a term of five years, non-forfeitable and vesting immediately, piggy-back registration rights and a provision for cashless exercise. The fair value of the warrant was $56,700 which is being expensed in the statement of operations over the one year period of the agreement to provide financial advisory services. Additionally, if vFinance raises funds in excess of $1 million, the Company will provide them with 130,000 warrants for every $100,000 raised above $1 million.

During July 2001, the Company entered into a six month contract with an investor relations firm, which required the Company to issue 173,333 shares of common stock and a warrant to purchase up to 200,000 shares of common stock at an exercise price of $0.50 for 100,000 shares and $0.75 for 100,000 shares. The common stock warrants have piggyback registration rights non-forfeitable and vest immediately. The 100,000 warrants at $0.50 are entitled to demand registration rights should the Company's stock price exceed $1.00 per share. The fair value of the shares and warrants totaled $80,900 which is being expensed in the statement of operations over the six month term of the contract.

On November 9, 2001, the Company sold certain assets to Cannon, U.S.A. pursuant to an Asset Purchase Agreement signed in October. Upon closing, the Company received $1,020,000 and an additional $156,000 will be held in escrow for 14 months to cover certain indemnifications provided by the Company to Canon U.S.A, Inc. The assets sold consisted of the hardware and software that were used by the ASP Services division, as well as the rights to the brand name Photoloft and related websites. The Company's Working Photo professional photography related software is not included in this transaction (see Note 5, Assets held for sale and operating results from discontinued operations, for more information).

During November 2001, the Company granted 130,000 options to employees at a $.50 exercise price and 500,000 shares at a $0.34 exercise price. These options were granted under the Stock Option Plan approved by the Board of Directors in April, 2001 and still subject to approval by shareholders. Management expects shareholder approval as the Company's Board of Directors approved the plan and as a group the Directors control a majority of the common shares outstanding.

On November 5 2001, we entered into employment agreements with Eric Howard as our Chief Financial Officer. The employment agreement has a term of three years. The employment agreements provide that Mr. Howard will receive an annual base salary of $100,000 and a discretionary bonus based on certain revenue level attained by us in 2001. Upon earning the bonus, Mr. Howard will have the option of receiving either (i) a bonus of 100% if his base salary in cash or (ii) a stock option grant for the number of shares of our common stock equal to 120% of his base salary divided by the average closing stock price for the ten days prior to the date the bonus is paid. Mr. Howard was granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.34 per share, vesting over three years.

5. ASSETS HELD FOR SALE AND OPERATING RESULTS FROM DISCONTINUED OPERATIONS

During May 2001 the Company's Board of Director's decided to discontinue its ASP Services ("ASP") operations. As described above, the Company sold the majority of these assets in November 2001. As this transaction closed after September 30, 2001, the Company has still segregated all identifiable fixed assets expected to be sold with the ASP Services and is separately disclosing these items as Assets Available for Sale. At September 30, 2001, these assets had a net book value of $300,000 and consist principally of computer equipment.

The operating results of this discontinued operation for the three and nine month periods ended September 30, 2001:

                          THREE MONTHS ENDED    NINE MONTHS ENDED
                            SEPTEMBER 30,         SEPTEMBER 30,
-----------------------  --------------------  -------------------
                                 2001                 2001
-----------------------  --------------------  -------------------

Net Sales                $           128,700   $          423,000
-----------------------  --------------------  -------------------
Gross profit                          12,500              303,600
-----------------------  --------------------  -------------------
(Loss) from Operations              (143,900)          (1,218,000)
-----------------------  --------------------  -------------------
NET (LOSS)               $          (143,900)  $       (1,218,000)
-----------------------  --------------------  -------------------

6.     RELATED PARTY TRANSACTIONS

As of September 30, 2001, the Company owed $33,700 to Intellect Capital Group, LLC (ICG), a minority shareholder, for expenses paid by ICG on the Company's behalf. This amount is included in the payable to shareholders.

Al Marco, the Company's CEO, owns the building occupied by the Company in El Segundo, California. The Company paid or owed approximately $107,100 in rent to Al Marco during the nine months ended September 30, 2001. The Company owed Al Marco $10,600 as of September 30, 2001 for business expense reimbursements.

During the nine months ended September 30, 2001 the Company paid $96,100 to Marco Fine Arts, a company owned by Al Marco, the Company's CEO. These expenses related to various operating expenses paid on the Company's behalf by Marco Fine
Arts.   As of September 30, 2001, the Company owed Marco Fine Arts $14,200.

During July 2001, the Company received a Bridge Loan from Intellect Capital Group for a total of $500,000 with an 8% interest rate. The Company entered into a forbearance agreement with ICG in which they agreed to not call the loan for a 30 day period commencing July 16, 2001. In exchange for this the Company issued 1,875,000 warrants to purchase shares of the company's common stock at a purchase price of $0.30 and includes a provision for cashless exercise (See Note
4).

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Annual Report on Form 10-KSB. The Company evaluates segment performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. Expenses that are incurred for the benefit of all of the business segments and that are not directly attributable to one business line, such as administrative overhead, are allocated to each segment based on that segment's share of the consolidated revenues. During the three months ended September 30, 2001 the Company reduced the allocation of general and administrative expenses to the ASP Services division as this division will be discontinued. As the majority of this general and administrative expenses will not be reduced with this discontinuation, the expenses are being allocated to the remaining operating divisions. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies or products and marketing strategies.

The following table presents information about reported segment loss for the nine months ended September 30, 2001:

                                 DEALER     CONSUMABLES      TOTAL
                                NETWORKS
----------------------------  ------------  -------------  ------------
Revenues from external
customers                     $   385,800   $    670,300   $ 1,056,100
----------------------------  ------------  -------------  ------------
Segment loss from continuing
operations                     (1,667,700)    (3,544,200)  $(5,211,900)
----------------------------  ------------  -------------  ------------

The following table presents information about reported segment loss for the three months ended September 30, 2001:

                                DEALER    CONSUMABLES      TOTAL
                               NETWORKS
----------------------------  ----------  -------------  ------------

Revenues from external
customers                     $ 195,200   $     77,500   $   272,700
----------------------------  ----------  -------------  ------------
Segment loss from continuing
operations                    $(644,700)  $ (1,172,400)  $(1,817,100)
----------------------------  ----------  -------------  ------------

Prior to the nine months ended September 30, 2001, the Company did not have any reportable segments.


8.  NEW ACCOUNTING STANDARDS
----------------------------

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combination (the merger of PHOTOLOFT and EVG to form the Company) was accounted for using the purchase method. As of September 30, 2001, the net carrying of amount of goodwill remaining is $ 8,470,000. Amortization expense during the nine-month period ended September 30, 2001 was $1,025,000 . At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

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

General
----------

Brightcube, Inc. is a developer of technology, products, services and inkjet papers for the art and photography markets. The Company has two primary business units: the dealer networks ("Networks") and digital papers ("Consumables"). Due to the Company's decision to discontinue its ASP services in May 2001 and the subsequent sale of these assets in November 2001 these operations are no longer
considered a business unit.   We implemented certain parts of our current
business strategy, in particular the Networks and Consumables, through the acquisition of Extreme Velocity Group, Inc. ("EVG") by PhotoLoft, Inc. ("PhotoLoft") on December 20, 2000. Upon completion of the acquisition, PhotoLoft changed its name to Brightcube.

We have two primary business units:

Dealer Network - Our Brightcube dealer network is comprised of independent art frame shops ("dealers") around the country that subscribe to our services. One of the services is e-commerce orders generated from our website, www.frameyourart.com. Consumers can visit this website, order art and have the
               -----
art framed at one of our local dealers. We do not make any money from these orders, but rather use the distribution to drive value to our dealers in return for their annual subscriptions. The dealers purchase the rights to zip codes for an annual subscription rate. In addition to the distribution rights from these zip codes, we provide marketing and advertising support to subscribing dealers. The marketing and support that we provide to the dealers includes promotions that are designed to increase traffic into their stores and training on various aspects of running their business. In 2001, we are in the process of transitioning these dealers from a zip code driven service to a subscription service under which we provide marketing support and technology solutions. As part of these solutions we now offer the dealers private labeled, e-commerce enabled websites, a royalty free library of art images that the dealers can print and additional marketing promotions. We also intend to transition most of these dealers over to the BrightCube Solution, described below. As a result of this transition the number memberships has been in decline throughout 2001.

Consumables - Our digital papers are designed and marketed internally but produced on a contract basis by outside paper mills. The papers are designed specifically for professional imaging applications on inkjet printers. We design the coatings that are applied to the papers produced by the mills and specify the types and weights of the papers to be used. We have two basic types of papers: photographic papers and art papers. The coatings applied to the papers are critical in achieving proper gamut, which is the range of colors that a paper will display, and archivability, which is the amount of time the papers will hold an image without a noticeable loss of color. These papers are distributed through four channels: to our network of BrightCube Solution dealers (see description below), to wholesalers and distributors, to large manufacturers of printer hardware and related goods as private labeled brands, and through a retail website that we maintain, www.photoinkjet.com. We also
                                               -------------------
distribute papers developed by others and sell inkjet printers and related supplies.

In addition to the business units described above, we have developed and are now actively deploying a print-on-demand solution to remotely deliver art images to be printed on demand in remote locations. We call this product the BrightCube Solution. The Solution consists of an image bank powered by our digital imaging software and hosting solutions that provides a library of digital art images.
We have an agreement with Devon Publishing Group ("Devon"), one of the largest art publishers in the United States, allowing us to electronically distribute its images through the BrightCube Solution. The BrightCube Solution users can access this image bank over the Internet and order an image to be printed. An image that is selected from our online image bank is encrypted, sent from our servers over the Internet to the dealer's location, received and processed by our proprietary hardware and printed directly on a wide format inkjet printer without being stored on the dealer's computer.

We believe the BrightCube Solution is a compelling value proposition for the art retailer, reducing production, inventory and handling costs, while increasing the number of images carried. Not only is the BrightCube Solution a stand-alone revenue stream for BrightCube, but also provides the means to create a distribution channel of images and digital papers. BrightCube receives a per image charge on every image printed and sells the retailers the paper used to produce the prints. The Devon Publishing Group has also agreed to use its existing sales force to sell the BrightCube Solution to their current customers. In return, we will allow Devon to be our exclusive licensing agent for our image bank. They will contribute their own images and license other images from additional publishers. They are entitled to a portion of every image charge we receive. We believe that our relationship with Devon will rapidly accelerate our penetration rate of the market as they are a well established and large player in the market.

Results  of  Operations
-------------------------
Based on the decision to discontinue the ASP services operations our Consolidated Statement of Operations discloses the results of those operations as a single line item called Loss From Discontinued Operations. As the results from the comparable periods in the previous year were the results only from the ASP services division, a year to year comparison below does not make sense.

Three and Nine Months Ended September 30, 2001
----------------------------------------------------------------------------
     REVENUES. Revenues for the nine month period ended September 30, 2001 were $1,056,100 not including $423,000 from ASP Services. As discussed in the Financial Statements (Note 5), management decided to discontinue the ASP segment during May 2001. Our revenue growth was not as rapid as anticipated due to the delay of certain product releases, primarily the release of new papers. The principal components of revenue were generated from the Dealer Network and Consumables division, acquired as part of the EVG transaction. Our expected increase in consumables sales were delayed due to certain production problems on a new paper line, which we believe have now been corrected as we began receiving our initial production runs of these products in August 2001. Our revenue was also negatively impacted by a general economic slowdown in the third quarter that was particularly pronounced in September 2001.

     GROSS MARGIN. Gross Margin for the quarter ended September 30, 2001 was 36% (excluding ASP services). For the three month period ended June 30, 2001, the gross margin was 38%. Due to the delay in the new papers we did not experience a significant change in gross margin from the prior quarter.

     SELLING AND MARKETING EXPENSES. Sales and Marketing Expenses for the three months ended September 30, 2001 were $146,600, reflecting a $25,500 increase as compared to $121,100 incurred during the three months ended June 30, 2001. Substantially all of the sales and marketing expense resulted from the promotion of the Dealer Network and Consumables products. The small increase was a result of increased expenses advertising both a new paper line and the BrightCube Solution. In order to promote these products, we advertised in trade magazines, mainly within the art industry, and attended several trade shows. We also began shipping a significant number of complimentary samples of our papers to potential customers to demonstrate our products. In the previous years, we did not incur comparable expenses as the Dealer Network and Consumable products had not yet been acquired.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses for the quarter ended September 30, 2001 were $1,257,000 compared to $1,531,100 for the three months ended June 30, 2001. General and Administrative Expenses decreased slightly during the quarter ended September 30, 2001 due to cost cutting measures enacted to reduce our expenses. Beginning in December of 2000 and continuing until January 2001, we significantly reduced headcount, mainly at the Campbell, California location. These headcount reductions were the result of moving our corporate headquarters from San Jose, CA to El Segundo, CA, the integration of the EVG acquisition with reduction of certain redundant positions and through other efforts to reduce expenditures. We expect the majority of the general and administrative expenses to continue after the disposition of the ASP Services division.

     OTHER INCOME AND EXPENSES. Interest income earned is a result of the cash remaining from the Company's private placement of its equity securities in 2000. Other income resulted from rent paid by sub-lessors in our El Segundo facilities. Interest and other expenses were incurred mainly due to the issuance of warrants to ICG in connection with obtaining a forbearance agreement on the call provision related to the bridge loan. In addition, we had a note payable to City National Bank that we assumed as part of the EVG acquisition in December 2000.

     NET LOSS. Net loss allocable to common shareholders for the three and nine months ended September 30, 2001 was $1,961,000 and $6,429,900, respectively reflecting both continuing and discontinued operations. The loss on discontinued operations decreased during the quarter ended September 30, 2001 due to significant reductions in personnel, the closing of the Campbell, CA offices and other operating expenses at our ASP Services division. Mainly due to a significant increase in the number of shares of common stock outstanding, net loss per share decreased to $0.09 for the nine months ended September 30, 2001.



Liquidity  and  Capital  Resources
------------------------------------

Net cash used in operating activities during the nine months ended September 30, 2001 was $4,728,100, which principally reflected the net loss for the period, which was partially offset by goodwill amortization and compensation relating to stock options and warrants recorded during the period. Net cash used in investing activities during the nine months ended September 30, 2001 was $17,300, resulting primarily from the acquisition of property and equipment.
Net cash provided by financing activities was $1,171,300 during the nine months ended September 30, 2001, primarily from the issuance of common stock and proceeds from minority shareholder loans, which was partially offset by the increase in restricted cash.

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

In April 2001, City National Bank informed the Company that we were out of compliance with a loan covenant which requires that the Company maintain cash balances of at least 1.75 times the loan balance. As a result, City National Bank transferred $517,500 into a restricted account. Once the Company's cash balances exceed the minimum requirements, the funds will be released. As of September 30, 2001, the Company's loan balance was $431,300. As required by our loan covenants, $431,300 was held in a restricted account as of September 30, 2001 as collateral for repayment of the loan.

At September 30, 2001 we had cash and cash equivalents of $213,200 (excluding restricted cash of $431,300) as compared to $3,787,300 at December 31, 2000.

During July 2001, we obtained a Bridge Loan from one of our stockholders, Intellect Capital Group in the amount of $500,000 at an annual 8% interest rate. The funds were used for general working capital purposes and have a 15 day demand notice call provision. On July 14, 2001 we negotiated a forbearance agreement with Intellect Capital Group (ICG) that provided the Company with a 30 day period during which ICG will not call the loan.

In August 2001, we accepted $1,350,000 in new equity investment from several accredited investors and issued 6,750,000 shares of common stock to these
investors.    We are required to file this registration statement with the
Securities and Exchange Commission within 30 days after accepting these funds. We are currently late in meeting this requirement. We are also in the process of trying to raise additional financing to fund operations past the end of the year.

In November 2001, we received $1,020,000 from sale of the ASP services division. These funds should be sufficient to fund operations through year end.

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

WE WILL NEED ADDITIONAL CAPITAL.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through the end of the year. At that time we will need to raise additional capital. The sufficiency of these funds through December 31, 2001, however, is dependent on our ability to increase revenues. If we fail to do so, we will need to raise additional capital sooner. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required we may not be able to continue operations, fund expansion, continue to offer products and services, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be forced to severely curtail our operations. Any of these actions would have a material adverse effect on our business, results of operations and financial condition.

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

WE  EXPECT  LOSSES  FOR THE FORESEEABLE FUTURE, AND MAY NOT CONTINUE IN BUSINESS

Since 1997, we have incurred losses from operations, resulting primarily from costs related to developing our web site, attracting users to our web site, establishing our brand and building our infrastructure. We significantly increased expenditures during 2000 and then scaled those expenditures down by the end of the year in order to reduce this expenditure rate. To do so we refocused the business and have streamlined operations. We believe that our current employees and technical and operating infrastructure are sufficient to meet our immediate needs. However, to significantly grow revenues we may need to add additional employees and invest in capital expenditures. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2000 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

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

YOUR HOLDINGS MAY BE DILUTED IN THE FUTURE; CONTROLLING SHAREHOLDER.

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

In August 2001, we accepted $1,350,000 in new equity investment from several accredited investors and issued 6,750,000 shares of common stock to these investors. We are required to file a registration statement covering all of these shares. We were required to file this registration statement with the Securities and Exchange Commission within 30 days after accepting these funds. We are currently late in filing this requirement.

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

OUR NETWORK OF FRAME SHOP DEALERS HAS BEEN DECLINING SINCE YEAR-END FISCAL YEAR 2000

As part of the acquisition of EVG we acquired its network of independent frame shops. These frame shops subscribe to our services and pay us a monthly fee. Since year-end this network has been in decline due to cancellations among the dealers then in existence. We believe the cancellations have resulted largely from our change of focus away from offering the dealers exclusive zip code based distribution rights to artwork sold through our e-commerce site, www.frameyourart.com. We have instead, begun to offer the dealers private labeled, e-commerce enabled websites, marketing promotions and an image bank of royalty free art work that the dealers can print as needed. Ultimately a portion of the goodwill related to the EVG acquisition could become impaired.

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

DUE TO SIGNIFICANT TURNOVER IN EMPLOYEES AND MANAGEMENT, OUR OPERATIONS COULD BE ADVERSILY AFFECTED.

In December 2000 and January 2001 we laid off a number of employees to reduce expenditures and as a result of moving our corporate headquarters to El Segundo. In December 2000 we also appointed a new Chief Executive Officer. In January 2001 our President and Chief Operating Officer, Chief Financial Officer and Vice President of Marketing resigned. To date, we have not replaced our Vice President of Marketing. Such turnover in our employees and management may hinder our ability to operate effectively.

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

MEASURES  IN  RESPONSE  TO  TERRORISM.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

ITEM  1.  LEGAL  PROCEEDINGS.

To the best of our knowledge, there are presently no significant pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject and, to the best of its knowledge, no such actions against us are contemplated or threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2001, the Company issued 100,000 shares of common stock upon the exercise of warrants issued to a former consultant. The exercise price was $0.10 per share and the Company received $10,000 upon exercise. In July 2001, the Company issued 400,000 shares of common stock upon the exercise of warrants issued to a shareholder. The exercise price was $.10 per share and the Company received $40,000 upon exercise. The proceeds were used for general working capital.

During July 2001, the Company obtained a Bridge Loan from one of the stockholders, Intellect Capital Group (ICG) in the amount of $500,000 at an 8% interest rate. The funds were used for general working capital purposes and have a 15 day demand notice call provision. On August 14, 2001 we negotiated a forbearance agreement with ICG that provided the Company with a 30 day period during which ICG will not call the loan. In return, the Company agreed to provide ICG with a warrant to purchase 1,875,000 shares of common stock at a purchase price of $0.30 and includes a provision for cashless exercise.

During July 2001, the Company entered into a six month contract with an investor relations firm, Madison and Wall Worldwide. The contract with Madison and Wall requires the Company to issue 173,333 shares of common stock and a warrant to purchase up to 200,000 shares of common stock at an exercise price of $.50 for 100,000 shares and $.75 for 100,000 shares. The common stock warrants have piggyback registration rights. The 100,000 warrants at $0.50 are entitled to demand registration rights should the Company's stock exceed $1.00 per share.

In August 2001, the Company entered into an investment banking agreement with vFinance to help raise money for the Company for a one year period ending August 2002. For their financial advisory services the Company issued 200,000 warrants at $0.27 per share. Additionally, if vFinance raises funds in excess of $1 million, the Company will provide them with 130,000 warrants at an exercise price of $0.27 per share for every $100,000 raised above $1 million.

In August 2001, the Company accepted $1,350,000 in new equity investment from several accredited investors and issued 6,750,000 shares of common stock to these investors. The Company was required to file this registration statement with the Securities and Exchange Commission within 30 days after accepting these funds. The Company is currently late in filing this requirement.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  The following exhibit exhibits are filed as part of this report:

          99.16 Market Access Program Marketing Agreement, dated July 27, 2001 by and between Madison Wall Worldwide, Inc. and Registrant

          99.17 Forbearance Agreement, dated August 14, 2001 by and between Intellect Capital Group, LLC and the Registrant

          99.18 Investment Banking Agreement, dated August 17, 2001 by and between vFinance Investments, Inc. and vFinance Capital L.C. and the Registrant

          99.19 Employment Agreement, dated November 5, 2001 by and between Eric Howard and Registrant

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

                                            BRIGHTCUBE,  INC.

Date:  November  14,  2001             By:  /s/  Eric  Howard
                                          ----------------------
                                            Eric  Howard
                                            Chief  Financial  Officer