Form 10KSB
period 2001-12-31
BRIGHTCUBE INC
filed 2002-04-01
CIK 1086722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________.

        Commission file number: 0-26693
                             -------


                                BRIGHTCUBE, INC.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                         87-0431036
            ------                                         ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


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

State issuer's revenues for its most recent fiscal year.  $1,568,000
                                                          ----------

As of March 15, 2002 the approximate aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant was $8,592,403 (based upon the closing price for shares of the registrant's common stock as reported by OTC Bulletin Board on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2002, the registrant had 77,641,995 shares of common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format [ ] Yes;  [ X ] No

                                BRIGHTCUBE, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


PART I.
-------

ITEM 1.     Description of Business                                            4
ITEM 2.     Description of Property                                           11
ITEM 3.     Legal Proceedings                                                 11
ITEM 4.     Submission Of Matters To A Vote Of Security Holders               11

PART II.
--------

ITEM 5.     Market For Common Equity and Related Stockholder Matters          11
ITEM 6.     Management's Discussion and Analysis or Plan of Operation         12
ITEM 7.     Financial Statements                                              29
ITEM 8.     Changes In and Disagreements With Accountants On Accounting and
            Financial Disclosure                                              29

PART III.
---------

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                 30
ITEM 10.    Executive Compensation                                            33
ITEM 11.    Security Ownership Of Certain Beneficial Owners and Management    37
ITEM 12.    Certain Relationships and Related Transactions                    40
ITEM 13.    Exhibits and Reports On Form 8-K                                  44

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


ITEM 1.  DESCRIPTION OF BUSINESS

     Brightcube, Inc. is a developer of technology, products, services and inkjet papers for the art and photography markets. The Company has two primary business units: Technology, which consists of our dealer networks and a print-on-demand offering for the art market, and Consumables, which consists of the sale of papers and other products optimized for digital output. Due to the Company's decision to discontinue its Application Service Providers (ASP) Services in May 2001, these operations are no longer considered a business unit. We implemented certain parts of our current business strategy, in particular the Technology and Consumables business units, through the acquisition of Extreme Velocity Group, Inc. by PhotoLoft, Inc. on December 20, 2000. Upon completion of the acquisition, PhotoLoft changed its name to Brightcube.

     We have two primary business units:

     Technology - Our Technology division was previously called the "Dealer Network". Previously the Dealer Network division consisted primarily of a network of independent frame shops around the country that paid us for the right to deliver orders for framed artwork placed through our e-commerce site, www.frameyourart.com, by retail customers. Due to the high cost of promoting
--------------------
retail sites and our limited marketing budget, this dealer network declined significantly during 2001. While still in existence, this dealer network is not expected to generate a significant amount of revenue going forward. Instead, we have developed a print-on-demand system, described below, using certain technologies from www.frameyourart.com and other technology developed by us
                  --------------------
during 2001 as well as the same personnel involved in that unit.

     We have developed and are actively selling a print-on-demand solution to remotely deliver art images to be printed on demand in remote retail locations. This product is called the BrightCube Solution. The BrightCube Solution consists of an Image Bank powered by our digital imaging software and hosting solutions that provides a library of digital art images coupled with a hardware device at each location (the "Brightcube Box") that allows for easy and secure printing on a wide format inkjet printer at a remote location. We signed an agreement with Devon Publishing Group ("Devon"), one of the largest art publishers in the

United States, allowing us to electronically distribute certain of its images through the BrightCube Solution. The BrightCube Solution users can access this Image Bank over the Internet and order an image to be printed. An image that is selected from our online Image Bank is encrypted, sent from our servers over the Internet to the dealer's location and printed directly on a wide format inkjet printer without being stored on the dealer's computer. Users are able to determine the print size and paper type, which include fine art papers, gloss, matte finishes, and canvas papers, on which each image is printed. The BrightCube Box includes a Raster Image Processor (RIP) that configures the printer for high-resolution image printing results with almost no user interaction. Therefore, the gallery's printer is able to output professional quality prints at the same or lower cost then other printing methods and significantly reduce inventory carrying costs while increasing speed of delivery and selection.

     We believe the BrightCube Solution is a compelling value proposition for the art retailer, reducing production, inventory and handling costs, while increasing the number of images carried. Not only is the BrightCube Solution a stand-alone revenue stream for BrightCube, but also provides the means to create an additional distribution channel for our digital papers. BrightCube receives an image license charge, which we split with Devon, on most images printed and sells the retailers the paper used to produce the prints. The Devon Publishing Group has also agreed to use its existing sales force to sell the BrightCube Solution to their current customers. In return, we will allow Devon to be our exclusive licensing agent for our Image Bank. They will contribute their own images and license other images from additional publishers. We believe that our relationship with Devon will rapidly accelerate our penetration rate of the market as they are a well-established and large player in the market.


     Consumables - Most of our digital papers are designed and marketed internally but produced on a contract basis by outside paper mills. The papers are designed specifically for professional imaging applications on inkjet printers. We design the coatings that are applied to the papers produced by the mills and specify the types and weights of the papers to be used. We have two basic types of papers: photographic papers and art papers. The coatings applied to the papers are critical in achieving proper gamut, which is the range of colors that a paper will display, and archivability, which is the amount of time the papers will hold an image without a noticeable loss of color. These papers are distributed through four channels: to our network of BrightCube Solution dealers, to wholesalers and distributors, to large manufacturers of printer hardware or bulk purchasers (together "OEM" Accounts) under private labeled brands, and through a retail website that we maintain, www.photoinkjet.com. We also distribute papers developed by others and sell inkjet printers and related supplies from a variety of suppliers.

BACKGROUND

     Although we were originally formed in November 1993, we adopted much of our current business model, which is described in the previous paragraphs, in December 2000. In that regard, we are very much like a start-up company and we have received limited revenues since the adoption of our new business model.

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

     In August 1998 we sold our URL, AltaVista.com, to Digital Equipment, now Compaq Computer, and changed our name to PhotoLoft, Inc. The official launch of our new web site was in February 1999, the same month that PhotoLoft, Inc. entered into a reorganization with Data Growth, Inc., a non-operating public company incorporated in Nevada. Under the terms of the reorganization, PhotoLoft, Inc. shareholders received shares of Data Growth, Inc., in exchange for Photoloft's shares of common stock. PhotoLoft, Inc. became a wholly-owned subsidiary of Data Growth, Inc. and all of the executive officers and directors of Data Growth, Inc. resigned and the executive officers and directors of PhotoLoft, Inc. became the executive officers and directors of Data Growth, Inc. Data Growth, Inc. then changed its name to PhotoLoft.

     In December 2000, we purchased all of the outstanding common stock of Extreme Velocity Group, Inc. ("EVG") and changed our name to BrightCube. After the acquisition of EVG, the former shareholders of EVG held approximately 25% of our common stock and one position on our Board of Directors. EVG, formerly Frameyourart.com, commenced operations on July 1, 1999. Until November 2000, EVG operated as two separate companies, Extreme Velocity Group, Inc. and Advanced Media Products. Advanced Media Products was a developer and distributor of digital papers and commenced operations in January of 2000. In November 2000, Extreme Velocity Group, Inc. and Advanced Media Products merged.

     In November 2001 we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Canon U.S.A., Inc. ("Canon"). The assets we sold consisted primarily of Brightcube's ASP Services operating division including the majority of the hardware and software that comprised the operating assets of that division. Included in the sale were certain Internet domain names and websites, most significantly that of www.photoloft.com and all intangible rights and property associated with the ASP Services including a utility patent application. This division was based in Campbell, CA.

     All of our business is currently conducted through BrightCube, Inc. Our principal executive offices are located at 240 Center Street, El Segundo, California, 90245 (telephone: 310-535-4555). We also maintain Web sites at www.brightcube.com, www.brightcubesolution.com, www.photoinkjet.com, and
------------------  --------------------------  -------------------
www.frameyourart.com.  The content of these Web sites does not constitute a part
--------------------
of this Annual Report on Form 10-KSB.

PRODUCTS AND SERVICES

DIGITAL PAPERS

     We develop and distribute a proprietary line of papers designed for high-end professional inkjet printing for the art and photographic markets. These papers are designed by our in-house team and produced by outside mills. We utilize several mills for the production of our papers and several coating plants for coating the paper purchased from the mills. While we believe that there are other mills and coating plants that could supply our paper, should one of these mills or coating plants be unable or unwilling to provide our paper we could face a severe short-term supply shortage. We also distribute papers designed and sold by other companies. Our papers are designed to maximize the gamut (range of color) available from a particular image. Each paper is matched with a computerized color profile that optimizes the output from each specific printer type to ensure the highest quality print. In addition, the papers are designed to ensure long-term archivability, meaning the length of time before an image's color starts fading, and the reduction of distortion that often appears when images are viewed in different lighting. An inherent problem with most inkjet prints is that the color tends to fade relatively quickly. Our papers help overcome this problem through our proprietary coatings applied to the papers. The development of these papers is dependant on our internal team that has numerous years of experience in the development and marketing of such papers. The loss of any member of this team could significantly impact our ability to develop new papers.

TECHNOLOGY

     Our primary current product offering in our Technology division is the Brightcube Solution(TM), a complete end-to-end print on demand system currently optimized for the art market. The Brightcube Solution consists of a hardware box designed by us to receive high-resolution images over the Internet and then process those images and print to a wide format inkjet printer. This system is paired to an on-line Image Bank of art images that users can select from and have printed on their local wide format printer via our hardware. The system is designed to be very simple to use and requires no computer or color management expertise. All of the images are encrypted on our servers prior to transmission over the Internet and then decrypted by our local hardware at each location.
The images are subsequently erased to minimize any chance that the digital files will be compromised.

     This system offers our customers, primarily art galleries and frame shops, a significant value. It reduces the amount of inventory they need to carry, lowers shipping costs, helps maximize their retail space usage, print pieces in a variety of sizes and on different types of paper to better match their customers custom tastes. For art publishers, such as Devon Publishing Group, it provide a high security delivery system, eliminates the need for a portion of their inventory which lowers their carrying costs and reduces the risk of obsolescence, and provides instant gratification to their customers.

     Under the Technology division, we also sold memberships under the FrameYourArt.com business plan. However, during 2001 due to changes in the Internet market and our lack of money for marketing, our membership base began to significantly decline. We do not expect a material amount of revenue from www.frameyourart.com going forward. We do, however, plan on redirecting most of
--------------------
the technology developed for frameyourart.com for use in the BrightCube
                             ----------------
Solution(TM).

STRATEGY

BrightCube is focused on profiting from its superior high quality digital papers. These papers provide BrightCube with recurring, high margin revenue streams. BrightCube has positioned itself to profit from the intersection of two market forces overtaking the art and photography markets: specifically,
digital imaging and inkjet printing technology.   With the advent of digital
imaging, images are captured, stored and delivered digitally allowing for digital printing as well as remote location printing (print-on-demand). These images have historically, depending on the market, been printed using film or traditional printing methods. Today, superior quality prints that exceed the quality standards of silver halide film and traditional lithography art work printing can be produced using inkjet printers and quality digital papers, without the production costs, minimum edition requirements, inventory carrying costs and other expenses associated with traditional methods.

In order to maximize the markets for our papers BrightCube develops networks and distribution channels for digital papers. The flagship distribution channel is the BrightCube Solution(TM). By focusing on the digital paper and digital image delivery systems the Company is positioned to capture a significant portion of the rapidly expanding market being created by the convergence of superior inkjet technologies and the adoption of digital imaging with a capture, storage and distribution medium.

The Company is actually negotiating a deal with several large companies to provide private label products to these companies. Such arrangements would provide high volume deals and introduction into mass consumer markets.

MARKETING AND PROMOTION

     Our marketing is centered on access to each of our sales channels. For our Technology division, we are targeting very defined market segments that are readily identified such as frame shops and art galleries. From these market segments we target the sale of our papers and other products.

     Our marketing efforts have three components: direct marketing, trade publications and trade shows. The direct marketing is carried out to attract initial customers through telemarketing mainly from industry lists and other leads. These lists are obtained from a variety of sources. We also receive leads from our partners such as Devon. The trade publications have been successful in generating brand awareness and establishing our position in the industry. We believe that this type of marketing is very efficient and effective, in addition to being relatively economical compared to major mainstream publications. Finally, targeted trade shows have been successful in lead generation and sales.

     Our sales force has two components: independent contractors and inside commissioned sales people. We currently have two independent contractors who focus on specific market segments in which they have experience. They are typically compensated entirely based on product sold. We currently have two independent contractors but are seeking to hire several additional contractors as well. Our inside sales people receive a base salary as well as commission on product sold. They focus on leads provided from a variety of sources and work with our existing customers to whom they have established relationships.

ADMINISTRATIVE OPERATIONS

     Our administrative functions are provided almost entirely in-house. We use outside accountants for our audit and tax reporting functions and outside law firms for a variety of legal matters. Certain technology hosting solutions are provided by third parties, see "Systems" below.

SYSTEMS

     The equipment that supports our hosting infrastructure is located in a secured individual cage space, meaning that the equipment is surrounded by a locked metal cage, at a web site hosting facility operated by Qwest Communications, Inc. ("Qwest") and Data Pipe. Qwest also provides our hosting infrastructure with its connection to the Internet and houses some of our equipment.

     Our hosting infrastructure is based on proven, existing technology such as Microsoft products. These servers share the obligation of supporting our web sites in such a manner that when one is overburdened, it shifts the excess obligation another server. This provides substantial assurances that our infrastructure will remain accessible to users. We have a staff of approximately two to three individuals that maintain these systems. These individuals rotate their schedules to provide 24 hours technical support on the system.


COMPETITION

     There are several competitors in the digital paper market including Legion Paper, Hahnemuhle and others. These competitors offer good quality products but are not as focused on the digital market as we are. Our team that designs our papers has been in the forefront of developing digital papers for companies such as Legion Paper. We believe that with our expertise and focus on digital papers we will be able to outpace our competitors. We are committed to constantly developing new products to complement our product line. In some cases we also directly source papers from other manufacturers with little or no changes made to their design. We are therefore dependant on being able to find and source these products at competitive prices.

     We believe that we are one of the few companies to gather all of the necessary components to provide true print-on-demand to the art and professional photography market via the BrightCube Solution. By obtaining a wide variety of current images by developing relationships with artists and art publishers, providing the technology to deliver and print the images and distributing quality inkjet papers, we are able to provide the entire end-to-end solution to our customers. Currently, there are certain players offering portions of this system but not the entire solution. There are numerous companies offering digital printing services to publishers but they do not offer on-demand printing and normally play in a higher end portion of our market. Our ability to offer print-on-demand is greatly enhanced by our digital papers, which provide us with a recurring revenue stream from every transaction.

INTELLECTUAL PROPERTY

     "Brightcube" is a trademark and service mark of Brightcube, Inc. Registration of the mark "Brightcube" is currently pending before the United States Patent and Trademark Office.

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

EMPLOYEES

     As of March 15, 2002, we had 33 full time employees, including 8 in marketing, advertising and sales and customer support.

     We have several key employees who are critical to the success of our business. Loss of any of these employees could severally harm our business. Al Marco, our Chief Executive Officer, is critical to the strategy and ongoing leadership of Brightcube. Ralph Roessler, our President of Consumable Products, develops our digital papers and has critical relationships with several of our customers and suppliers. Elizabeth Wenner, our Vice President of Business Development, is critical to our marketing and business development. Eric Howard, our Chief Financial Officer, is in charge of our financial matters including financial reporting, daily accounting activities, investor relations and our efforts to obtain adequate financing for the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Our executive offices, comprising approximately 14,000 square feet, are located at 240 Center Street, El Segundo, California, 90245. This facility is leased under a five-year lease, and the monthly rent is $13,120 and subject to 5% per annum increases. We believe that our current facilities will be suitable for the foreseeable future.

     The majority of our computer systems that are used internally are maintained internally at our location by our employees. However, we maintain substantially all of our computer systems used for the Brightcube Solution at Qwest Communications, Inc. in Burbank, California. Our operations are dependent in part on our ability to protect our operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite our implementation of network security measures, our servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to our users, which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we are a party to various lawsuits that arise in the ordinary course of business. In the opinion of management, these lawsuits, in the aggregate, are not expected to have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     From March 1, 1999 through December 20, 2000, our common stock was trading on the National Association of Security Dealers Over-The-Counter Market Bulletin Board under the symbol "LOFT". Since December 20, 2000, our common stock has been trading on the National Association of Security Dealers Over-The-Counter
Market Bulletin Board under the symbol "BRCU".   The following table sets forth
the range of high and low bid prices of the common stock for each calendar quarterly period since trading commenced as reported by the National Quotation Bureau, Inc. Prices reported by the National Quotation Bureau represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. See also "Item 6. Management's Discussion and Analysis or Plan of Operations-Factors Affecting Our Operating Results, Business Prospects and Stock Prices-- Our Common Stock Price Is Likely To Be Highly Volatile."

                                                    High          Low
                                                    ----          ---
     2002
     ----

     January 1 to March 15                         $0.280       $0.080

     2001
     ----

     First Quarter (January 1 to March 31)         $0.343       $0.078
     Second Quarter (April 1 to June 30)           $0.400       $0.120
     Third Quarter (July 1 to September 30)        $0.350       $0.250
     Fourth Quarter (October 1 to December 31)     $0.090       $0.250

     2000
     ----

     First Quarter (January 1 to March 31)         $3.625       $1.718
     Second Quarter (April 1 to June 30)           $2.937       $1.968
     Third Quarter (July 1 to September 30)        $2.625       $0.875
     Fourth Quarter (October 1 to December 31)     $1.740       $0.187

     As of March 15, 2002, there were approximately 400 holders of record of our common stock, which does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees.

DIVIDEND POLICY

         We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance our operations.

RECENT SALES OF UNREGISTERED SECURITIES

     In August 2001, the Company accepted $1,350,000 in new equity investment from several accredited investors and issued 6,750,000 shares of common stock to these investors. The Company filed a registration statement to register these shares with the Securities and Exchange Commission during November 2001 that is currently effective.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     We were founded in 1993 as AltaVista Technology, Inc. In July 1998, the URL, AltaVista.com was sold to Digital Equipment, now Compaq Computer, and we changed our name to Photoloft.com. Through February 1999, revenues were derived primarily through the sale of advertising. Beginning in February 1999, we began focusing on increasing e-commerce sales and advertising sales. This continued to be the Company's focus through the first half of 2000 at which point we began focusing on providing private label sites to other businesses that wanted their own photo sharing sites and by powering other digital imaging applications. These services generated revenue through revenue splits with our clients and hosting fees.

     On December 20, 2000 we changed our name to Brightcube, Inc. after the acquisition of Extreme Velocity Group, Inc. ("EVG") by PhotoLoft. PhotoLoft provided the digital imaging software and hosting infrastructure business lines, (together "ASP Services") and EVG provided the digital paper (the Consumable division) and dealer networks division (now called the Technology division).
In December 2000 we changed our focus to that of a developer and provider of digital imaging infrastructure, technology, products, services and papers for the professional art and photography markets. We utilize several web sites, a line of digital papers (consumables), digital imaging software and hosting infrastructure and a subscription based dealer network to enable our clients to store, deliver and print images. During 2001, we introduced the BrightCube Solution(TM), sold the ASP Services (Photoloft) division and experienced a significant decline in dealer memberships to our dealer network and changed the name of the division to Technology from Dealer Networks.

     The BrightCube Solution is an automated system to deliver art images to be printed on demand in remote locations. The solution consists of an Image Bank powered by our digital imaging software and hosting solutions that provides a library of digital art images coupled with a hardware device (called the "BrightCube Box") that allows for easy and secure printing on a wide format inkjet printer. We signed an agreement with Devon Publishing Group ("Devon"), one of the largest art publishers in the United States, allowing us to electronically distribute selected images through the BrightCube Solution. The BrightCube Solution users can access this Image Bank over the Internet and order an image to be printed. An image that is selected from our online Image Bank is encrypted, sent from our servers over the Internet to the dealer's location and printed directly on a wide format inkjet printer without being stored on the dealer's computer. They are able to determine the print size and substrates, which include fine art papers, gloss, matte finishes, and canvas papers. All images are first encrypted for transmission security before they are sent from our servers. The BrightCube Solution Box includes a Raster Image Processor (RIP) that configures the printer for high-resolution image printing results without any technical expertise by the operator. Thereafter, the dealer's printer is able to output professional quality prints at a reduced cost when compared to other printing and distribution methods, primarily through the reduction of inventory costs.

     During May 2001, the Board of Directors decided to discontinue the ASP Services which provided the digital imaging software and hosting infrastructure for the photography market. Our digital imaging software and hosting infrastructure was provided through two channels: a consumer site, branded as PhotoLoft.com, and a business-to-business hosting and infrastructure service. In November 2001, substantially all of these assets were sold to Canon U.S.A., Inc.

     The current dealer network is focused on art framing galleries around the country. In the past, the galleries could sign-up and receive the distribution rights for a particular zip code from our e-commerce site, www.frameyourart.com. Consumers can place orders for art and frames on this site and pick up the framed artwork at their local frame shops. In 2000 this network had as many as 635 paying memberships covering more than 1,000 zip codes. However, due to the high cost of acquiring customers for e-commerce sites, we have been moving away from the zip code based model. In 2001, we were in the process of transitioning these dealers from a zip code driven service to a subscription service under which we provided marketing support and technology solutions. While still operating, the dealer network has declined significantly and we do not anticipate any material future revenues from the network. We are instead focused on the BrightCube Solution, as described above. We also intend to use a substantial portion of the technology from www.frameyourart.com in the
                                           --------------------
BrightCube Solution during 2002.   As a result of this transition, the
membership of our dealer network has declined since December 31, 2000 to 91 as of March 15, 2002.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in their MD&A. The SEC indicated a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to
make estimates about the effect of matters that are inherently uncertain.   Our
significant accounting policies are described in Note to the consolidated financial statements included as Exhibit 99.9 to this From 10-KSB. We believe that the following accounting policies fit the definition of critical accounting policies:

REVENUE RECOGNITION

Our revenue recognition is significant because our revenue is a key component of our results of operations and affects the timing of certain expenses such as commissions. Our revenues are derived principally from the sale of subscriptions and digital images to a dealer network and the sale of consumables products related to the fine art and digital market. The subscription revenues are derived from numerous customers located principally in metropolitan areas throughout the United States and billed to credit cards on a monthly basis. Generally, the credit cards are billed at the end of a month of service.
Product revenues from the sale of digital paper, related products and images or download of the image are recognized when delivered to the customer (generally upon shipment or download), provided no significant obligations remain and collectibility is likely. However, collectibility is an estimate based on our experience and knowledge of each specific account. Should collectibility decline unexpectedly, our cash flows would suffer. We provide for an allowance for product returns when the related sale is recorded. Historically, product returns have been insignificant. See Allowance for Doubtful Accounts below.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We grant credit to our customers after undertaking an investigation of credit risk for all significant amounts. We periodically provide for an allowance for doubtful accounts at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustments history, current economic conditions and any specific information that we may have on customers. We use the best information available to us in making such determinations. While we believe that our reserves are adequate, if our information turns out to be incomplete or inaccurate, our allowance for doubtful accounts could be insufficient and our operating results could suffer.

INVENTORY VALUATION

We establish valuation allowances for any obsolete or defective inventory periodically. Such reserves are based on management's experience and knowledge of any problems with our inventory. We believe that our inventory is currently stated at the lower of cost or market or net realizable value. If our experience or knowledge is inadequate, the value of our inventory could be overstated and our operating results could suffer.

VALUATION OF LONG-LIVED ASSETS, INCLUDING GOODWILL AND OTHER INTANGIBLES

We assess the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
- significant underperformance relative to expected historical or projected future operating results;
- significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
-    significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other intangible assets, and property and equipment, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Subsequent to our acquisition of EVG, we experienced significant decreases in actual and forecasted revenue of the acquired operations, principally due to a declining membership base in our Dealer Network, which indicated that the recorded values of the long-lived assets were impaired. As a result, we performed an analysis of our long-lived assets, assisted by a third party valuation firm, and concluded that a $4,711,800 write-down of goodwill was necessary during the year ended December 31, 2001. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. The remaining net goodwill amounted to $3,768,000 as of December 31, 2001 and relates to our Consumables business segment. On January 1, 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, we will cease to amortize this goodwill. We had recorded approximately $1,368,100 of goodwill amortization during 2001 and would have recorded $538,300 in goodwill amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. As a result of the write-down of goodwill during 2001 noted above, we do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

INCOME TAXES

As a result of our historical losses, we have significant deferred tax assets that could be utilized if we become profitable and are required to pay income taxes. However, pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryover may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. While an ownership change may have occurred as a result of certain share transactions more fully described in our consolidated financial statements, we have not determined if such a change in ownership has occurred or the amount of the loss carryover limitation, if any. We believe that our current business model will ultimately lead to profitability and that the deferred tax asset will have value, but due to our lack of profitable historical operating history, potential limitations on usage of operating losses and general uncertainty, we provide for a 100% valuation allowance against our entire deferred tax asset. Should our operating results and analysis of "change in ownership" provisions indicate that our profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, we will immediately reverse a portion of our valuation allowance. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

RESULTS OF OPERATIONS

Based on our decision to discontinue the ASP Services division, our Consolidated Statements of Operations discloses the results of those operations as a single line item called Loss From Discontinued Operations for all periods presented.
On December 20, 2000, we acquired Extreme Velocity Group, Inc. and implemented certain parts of our current business strategy, in particular the Technology (formerly known as Dealer Networks) and Consumables business units. Prior to that acquisition our operations consisted solely of the ASP Services division. As the results of the comparable period in 2000 were the results only from the ASP Services division, a year to year comparison below does not make sense.

Revenues for fiscal 2001 were $1,568,000 (not including revenues from discontinued operations of $505,800). As discussed in the Financial Statements (Note 14), management decided to discontinue the ASP Services segment during May 2001. Our revenue growth was not as rapid as anticipated due to the delay of certain product releases, primarily the release of new papers. Additionally, our initial paper line, while of excellent quality and well received, was limited. Numerous customers requested a complete product line in order to reduce the number of vendors supplying their inventory. We then began to develop a complete line of digital papers. This line is expected to be in place in April of 2002. For the fiscal year 2001, the principal components of revenue were generated from the Dealer Network ($435,600) and the Consumables ($1,132,400) divisions, acquired as part of the EVG transaction. During 2001, we experienced a significant decline in our Dealer Network membership base and do not anticipate focusing on this business in the near future. Also, our expected increase in consumables sales were delayed due to certain production problems on a new paper line, which we believe have now been corrected as we began receiving our initial production runs of these products in August 2001. Our revenue was also negatively impacted by a general economic slowdown in the third quarter that was particularly pronounced in September and October 2001. Specifically,
the BrightCube Solution(TM)   was to be launched in October with the major
introduction to take place at a trade show in October that was cancelled as a result of the September 11, 2001 incidents. Therefore, the actual launch date was postponed until November and December of 2001, and therefore, we did not see a significant amount of revenue from the Brightcube Solution in 2001.

     The gross profit for fiscal 2001 was $561,300, or 36% of revenues for the period, (excluding gross profit from discontinued operations of $310,900). $216,000 of this relates to the Consumables division and $345,300 was generated from the Technology division. We expect our gross margin percentage to improve in the future, particularly in our Consumables division, as customer relationships improve and sales volumes increase.

     Sales and marketing expenses for fiscal 2001 were $1,184,700.
Substantially all of the sales and marketing expense resulted from the promotion of the Technology and Consumables products. Specifically, expenses were incurred to advertise both a new paper line and the BrightCube Solution. In order to promote these products, we advertised in trade magazines, mainly within the art industry, and attended several trade shows. We also began shipping a significant number of complimentary samples of our papers to potential customers to demonstrate our products. In the previous years, we did not incur comparable expenses, as the Technology and Consumable segments had not yet been acquired. The Technology segment incurred $678,200 of sales and marketing expenses for the year ended December 31, 2001. The Consumables division incurred $506,500 in sales and marketing expenses for the same period.

     General and administrative expenses for fiscal 2001 were $10,427,800. Included in general administrative expenses is a goodwill impairment loss of $4,711,800, resulting from the write-down of goodwill pertaining to the Technology division and our dealership network in particular, which experienced a significant decline in memberships. Other items included in the general and administrative costs were amortization of goodwill and other intangibles ($1,419,000), accounting ($540,000) and legal expenses ($533,100), including the costs associated with being a publicly traded company, rent ($228,000), depreciation ($245,500), administrative personnel, and compensation relating to stock option and warrant grants ($682,100). Beginning in December of 2000 and continuing until January 2001, we significantly reduced headcount, mainly at the Campbell, California location. These headcount reductions were the result of moving our corporate headquarters from Campbell, California to El Segundo, California, the integration of the EVG acquisition with reduction of certain redundant positions and through other efforts to reduce expenditures. We expect the majority of the general and administrative expenses to continue after the disposition of the ASP Services division, as the ASP Services discontinued operations included the majority of the costs associated with the Campbell,
California office.   We had recorded approximately $1,368,100 of goodwill
amortization in 2001 and will cease to amortize goodwill in 2002 as a result of our implementation of SFAS No. 142.

     The following general and administrative expenses were incurred by the Technology division: $56,500 depreciation expense, $397,300 amortization costs, $151,200 accounting services, $149,300 legal fees, and $63,800 rent expense.

     The following general and administrative expenses were incurred by the Consumables division for the year ending December 31, 2001: $189,000 depreciation expense, $1,021,700 amortization costs, $388,800 accounting fees, $383,800 in legal fees, and $164,200 in rent expense.

     Other income (expense) in 2001 consisted of interest income of $26,700, other income of $126,200 and interest and other expense of ($542,200). Interest income earned is a result of the cash remaining from the Company's private placement of its equity securities in 2000. Other income consists principally of $119,000 earned in connection with web site development services performed in return for magazine advertisement and trade show booth space credits pursuant to a non-cash exchange. Interest and other expense relates primarily to $475,000 of interest expense incurred in connection with the issuance of warrants attached to a Bridge Loan received in July 2001.

     Net loss for fiscal 2001 was $11,828,300, reflecting both continuing and discontinuing operations, an increase of $754,000 from a net loss of $11,074,300 for fiscal 2000, which reflects only the discontinued operations. The fiscal year 2001 net loss includes a goodwill impairment loss of $4,711,800 which was not incurred in 2000. The Technology segment's loss before income taxes was $6,235,900 for the year ended December 31, 2001. The Consumables division's loss before income taxes was $5,592,400 for the year ended December 31, 2001.

     During 2001 our total assets decreased from $14,721,700 at December 31, 2000 to $5,563,700 at December 31, 2001. The majority of this decrease is attributable to the goodwill impairment loss of $4,711,800 and a $3,550,100 decrease in cash and cash equivalents. Cash decreased as a result of working capital necessary to fund our operations as a result of continuing operating losses.

     Our total liabilities also decreased from $2,399,300 at December 31, 2000 to $2,056,500 at December 31, 2001, due mainly to payment of accrued expenses and payment on the debt of $690,000 assumed with the EVG acquisition, which was partially offset by an increase in loans payable to shareholders.

INCOME  TAXES

     As of December 31, 2001, we had a gross deferred tax asset of $6,887,400, principally arising from net operating loss carry forwards available to offset future taxable income. As management cannot determine that it is more likely than not that we will realize the benefit of these assets, a 100% valuation allowance has been established.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during fiscal 2001 was $5,803,300, a decrease of $1,516,900, compared to $7,320,200 during fiscal 2000. The net cash used in operating activities in fiscal 2001 primarily reflects the net effect of the loss for the period and the cash used in the discontinued operations segment, which excluded non-cash compensation expense relating to stock option and warrant grants of $682,100, a non-cash goodwill amortization expense of $1,368,100 and a goodwill impairment loss of $4,711,800.

     Net cash provided by investing activities during fiscal 2001 was $997,300, an increase of $1,057,500 compared to net cash used in investing activities of $60,200 during fiscal 2000. The net cash provided by investing activities during the 2001 primarily reflects the sale of the ASP discontinued services to a third party for $1,020,000, less the purchase of computer equipment. The net cash used in investing activities in fiscal 2000 primarily reflects purchases of property and equipment of $306,500, offset by $250,000 cash received from payments of principal on the note receivable relating to the purchase of common stock by an investor in 1999.

     Net cash provided by financing activities was $1,255,900 during fiscal 2001, primarily reflecting approximately $1,350,000 of cash received from the issuance of stock in a private placement, net of stock issuance costs, and borrowings from shareholders. These cash proceeds were partially offset by the repayment of a note payable to a bank and the establishment of a restricted cash account.

     To date, we have funded our operations primarily through private placements of equity securities. At December 31, 2001, we had cash and cash equivalents of $237,200 (excluding restricted cash of $345,000) as compared to $3,787,300 at December 31, 2000. The working capital deficiency as of December 31, 2001 was ($615,200). Our positive working capital as of December 31, 2000 was $2,295,500. Primarily as a result of significant recurring losses, our independent certified public accountants modified their report on our December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

     In April 2001, City National Bank informed us that we were out of compliance with a loan covenant which requires that we maintain cash balances of at least 1.75 times the loan balance. As a result, City National Bank transferred $517,500 into a restricted account. Once our cash balances exceed the minimum requirements, the funds will be released. As of December 31, 2001, our loan balance was $345,000. As required by our loan covenants, $345,000 was held in a restricted account as of December 31, 2001 as collateral for repayment of the loan.

     During July 2001, we obtained a Bridge Loan from one of our stockholders, Intellect Capital Group LLC (ICG), in the amount of $500,000 at an annual 8% interest rate. The funds were used for general working capital purposes and had a 15 day demand notice call provision. On July 14, 2001 we negotiated a forbearance agreement with ICG providing us with a 30 day period during which ICG would not call the loan in exchange for a warrant for the purchase of 1,875,000 shares of common stock with a $0.30 exercise price per share. As further discussed below, we renegotiated the bridge loan with ICG.

     In August 2001, we accepted $1,350,000 in new equity investment from several accredited investors and issued 6,750,000 shares of common stock to
these investors.    We filed a registration statement with the Securities and
Exchange Commission during November 2001 registering those shares. We are also in the process of trying to raise additional financing to fund operations and anticipate closing on this funding by June 2002.

     In November 2001, we received $1,020,000 from sale of the ASP Services division. $180,000 of the total consideration was deposited in an escrow account to be held for fourteen months to secure satisfaction of certain contingencies by us, if any.

     In February and March, 2002, we received $1,151,700 in net disbursements ($1,325,000 gross before expenses) from a bridge loan (the "Bridge") from unrelated investors raised through the Company's placement agent vFinance Investments LLC. The Bridge is structured as 9-month notes, bearing interest at 12% per annum and each investor received a warrant for the purchase of one common share per dollar of bridge loan at $0.09 per share. Additionally, should the notes not be repaid within the nine months, the note holders will be entitled to additional warrants to purchase 2,500,000 shares of common stock, at an exercise price of $0.06 per share, up to a maximum of warrants covering 10,000,000 shares of common stock.

     In February 2002 the Promissory Note for the bridge loan from Intellect Capital Group LLC (ICG) ($500,000 dated July 16, 2001) was amended in connection with terms required by investors in the Bridge. Under the terms of the amendment ICG will: (i) in the event of repayment of less than the entire amount then outstanding under the new bridge loan described above, ICG will subordinate its payment rights such that ICG shall receive $1 for every $2 paid to the note holders under the Bridge, (ii) ICG shall not transfer the note, and (iii) ICG shall not demand payment on loan for nine months from the date of the last closing of the Bridge or November 30, 2002, whichever is sooner. In the event we file for any form of bankruptcy, this Forbearance will cease to apply. In return, we issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.09 per share and agreed to reprice the exercise price of the 1,875,000 warrants, previously issued, from $0.30 to $0.09 per share. Additionally, the interest rate described in the earlier ICG Promissory Note was amended from 8.0% to 12% per annum as of February 19, 2002.

     Our capital requirements are dependent on several factors, including market acceptance of our services, the amount of resources devoted to investments in our technology and products, the resources devoted to marketing and selling our services and other factors. If we are to enjoy continued growth, we must work to stay at the forefront of technology and continue to grow in sales. This may necessitate an increase in capital expenditures. In addition, we will continue to evaluate possible investments in businesses, products and technologies and plan to expand our sales and marketing programs

     We anticipate that we will require approximately $2 to $5 million in additional capital funding during 2002 to grow as contemplated. We will seek such capital funding from equity or debt financing sources, and are actively seeking such financing at this time. We cannot assure you that we will be able to obtain additional financing in 2002. We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until May 2002. The sufficiency of these funds through May 2002 is dependent on our ability to increase revenues and control expenditures. If we fail to do so, we may need to raise additional capital sooner. If additional financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services or take advantage of business opportunities or respond to competitive pressures. In addition, our ability to meet our obligations could be adversely affected. The sale of additional equity or convertible debt securities will result in additional dilution to our stockholders.

     If we are unable to generate required resources, our ability to meet our obligations and to continue our operations will be adversely affected. If we are unsuccessful in generating resources from one or more of the anticipated sources and unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or features or entry into various markets and otherwise cutting back operations. Such a scaling back of operations would involve two phases. The first phase would involve reducing our current burn rate by approximately 30% by reducing our number of employees particularly in the web design and administrative departments and related overhead. The second phase would involve substantially reducing our engineering and sales departments. Our current work force is already very lean and any further reduction could significantly limit our ability to function properly.

EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 2000 and 2001, inflation has not had a significant effect on our results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2000, the EITF reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." We are currently analyzing Issue 01-09. Issue 01-09 is not expected to have a material impact on the Company's financial position or results of operations, except that certain reclassifications may occur. The consensus reached in Issue 00-25 and Issue

00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001.In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs by companies. The Company believes that its current accounting policies are in conformity with this issue and does not believe that Issue 00-10 will have a material effect on the Company's financial statements.

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No.142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

The Company's previous business combination (the acquisition of EVG) was accounted for using the purchase method. As of December 31 2001, the net carrying of amount of goodwill remaining is $3,768,000. Amortization expense during 2001 was $1,368,100. The Company will adopt SFAS No. 141 and SFAS No. 142 effective January 1, 2002, and as a result, amortization of goodwill will cease beginning in the first quarter of 2002. As a result of the goodwill write-down recorded as of December 31, 2001, management does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have an adverse impact on the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143 Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of the SFAS No. 144 will have a material impact on its financial position, results of operations, or cash flows.

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

WE  EXPECT  LOSSES  FOR  THE  FORESEEABLE  FUTURE

     Since 1997, we have incurred losses from operations, resulting primarily from costs related to developing our web site, attracting users to our web site, establishing our brand and building our infrastructure. We significantly increased expenditures during 2000 and then scaled those expenditures down by the end of the year in order to reduce this expenditure rate. To do so we refocused the business and have streamlined operations. Also, at the end of 2000 we acquired a new business and disposed of a line of business in 2001. Our current business is essentially that of the acquired company in 2000. We, therefore, have a limited operating history. We believe that our current employees and technical and operating infrastructure are sufficient to meet our immediate needs. However, to significantly grow revenues we may need to add additional employees and invest in capital expenditures. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater. We may never achieve profitability. Primarily as a result of these recurring losses, our independent certified public accountants modified their report on our December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.


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

Because of these and other factors, we believe that year-to-year comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

DILUTION  OF  COMMON  SHAREHOLDERS  ;  CONTROLLING  SHAREHOLDER.

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

     We are also authorized to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. We issued 900 shares of our Series B Preferred Stock in a private placement financing in June 2000. Such shares were convertible automatically into common stock, on or before July 7, 2000, in an amount equal to 50% of our then-outstanding common stock following the conversion (on a fully-diluted basis). As a result of this initial issuance of Series B Preferred Stock, the holder of the 900 shares of Series B Preferred Stock became a controlling shareholder at year-end 2001. At July 8, 2000 we had 33,825,266 shares of common stock outstanding on a fully-diluted basis and therefore if all of the Series B Preferred Stock had been converted on that date, the holder of the Series B Preferred Stock would have owned and controlled 50% of our fully-diluted stock. However, on July 8, 2000, we did not have enough shares of authorized common stock to convert all of the Series B Preferred
Stock. On July 8, 2000, we issued 27,914,023 shares of common stock in conversion of the Series B Preferred Stock. Pursuant to the terms of the May 22, 2000 letter agreement between the holder of the Series B Preferred Stock and us, we incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants may be exercised or exchanged on a two-for-one basis for shares of our common stock. The conversion has diluted, and the exercise of these warrants will dilute, the interests of our other shareholders. We also have an aggregate of 29,748,937 shares reserved for issuance upon exercise of stock options and warrants (including the 11,900,000 described above) outstanding as of December 31, 2001.

     In December 2000, PhotoLoft acquired EVG, a provider of Internet and imaging solutions to the business-to-business art market. In connection with the merger, PhotoLoft issued approximately 18.2 million shares of our common stock, including approximately 3.2 million shares held in escrow for indemnification obligations of the former EVG shareholders and subsequently released in December 2001, in exchange for all outstanding shares of EVG.

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

THERE  ARE  A  LIMITED  NUMBER  OF  PAPER MILLS CAPABLE OF PRODUCING OUR PAPERS.

     Our line of digital papers is manufactured by independent paper mills and coating mills to our specifications. There are a limited number of mills capable of producing such papers. We believe that our current relationships with the mills are strong and that should we loss a mill we will be able to replace its productions with that from another mill. However, due to the limited number of these mills such replacements cannot be guaranteed. Therefore the loss of a mill could damage our ability to have our papers produced. We require most of our mills to enter into exclusive production agreements on our paper lines. If we were required to switch mills it may be difficult to renegotiate such agreements. Without those agreements the confidentiality of our proprietary formulations for the coatings applied to those papers could be jeopardized. This could cause serious damage to our business.

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

Additionally, we are able to maintain high margins on our paper as we sell to high-end niche markets. We believe we can maintain such margins by continually introducing new products. However, should significant competition enter our markets such margins could be impacted.

OUR NETWORK OF FRAME SHOP DEALERS HAS BEEN DECLINING SINCE YEAR-END FISCAL YEAR 2000.

As part of our acquisition of EVG we acquired their network of independent frame shops. These frame shops subscribe to our services and pay us a monthly fee. Since December 31, 2000, this network has been in decline due to cancellations among the current dealers in existence. The cancellations have resulted largely from our change of focus away from offering the dealers exclusive zip code based distribution rights to artwork sold through our e-commerce site, www.frameyourart.com. As a result of the declining membership base, we
--------------------
performed an analysis of our long lived assets and concluded that a $4,711,800 impairment write down of goodwill was necessary in 2001.

THE INTRODUCTION OF NEW AND BETTER PAPERS BY OUR COMPETITORS COULD DAMAGE OUR ABILITY TO SELL THESE PAPERS.

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

     Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees. The loss of the services of any of these executive officers or key employees could materially and adversely affect our business. We currently do not have any "key person" insurance on any of our executive officers or key employees. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees who possess knowledge of both the Internet industry and our target market is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

WE  MAY  NOT  BE  ABLE  TO  COMPETE  SUCCESSFULLY.

     The markets in which we are engaged are new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. We currently or potentially compete with a number of other companies, including some large manufacturers and distributors of paper, photography equipment and a number of other small services, including those that serve specialty markets. A potential competitor could develop paper technology or print-on-demand technology that is competitive or superior to ours.

WE  WILL  NEED  ADDITIONAL  CAPITAL.

     We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations until May 2002. Thereafter, we will need to raise additional capital. The sufficiency of these funds through May 2002 is dependent on our ability to increase revenues. If we fail to do so, we will need to raise additional capital sooner. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required we may not be able to fund expansion, continue to offer products and services, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

ACQUISITIONS  MAY  DISRUPT  OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

     In December 2000, we merged with EVG, a provider of digital papers and Internet services to the art market. In connection with the merger, we issued approximately 18.2 million shares of our common stock in exchange for all outstanding shares of EVG. Of the 18.2 million shares issued to the former EVG shareholders, 3.2 million shares were held in a twelve month escrow to cover any indemnification obligations of the former EVG shareholders and subsequently released in December 2001. In addition, we paid $800,000 in cash to a company owned by Al Marco, the principal shareholder of EVG and our current Chief Executive Officer, as payment for services, goods, certain accounts payable and funding provided to EVG. We also assumed a $690,000 line of credit. In anticipation of the closing of the merger, we reduced our Campbell, California staff from 44 persons to 20 persons. In November 2001, we sold the remainder of these operations to Canon USA, Inc. As of March 15, 2002, we do not have any staff in Campbell, California. This reduction, which impacted all departments of Brightcube, eliminated duplication in operations and personnel after the merger was consummated and reduced our expenditures. Amounts paid for severance did not have a material affect on the financial statements.

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

SECURITY IS CRITICAL TO OUR TECHNOLOGY DIVISION.

Our Image Bank, which is critical to the Brightcube Solution, consists of images obtained mainly from third parties that own the rights to the use of such images. The owners of these images give us the images because, among other reasons, they are comfortable that such images will be secure and not be available for unrestricted use. All images are encrypted before transmission and immediately erased in each remote location after use by our system. We have had security assessments performed and based on these assessments and the design of the system believe that the system is reasonably secure. However, should the security of our system be compromised we may have difficulty keeping and growing our Image Bank which could materially effect our results.

OUR  TECHNOLOGY  DIVISION  IS  DEPENDANT  ON  THE  AVAILABILITY  OF  BROADBAND
CONNECTIONS.

The Brightcube Solution consists of, in part, a remote piece of hardware that resides in each of our customer's locations. This hardware is connected to our servers through a high-speed broadband Internet connection, such as a digital subscriber line (DSL). The Brightcube Solution cannot function without such connections. The availability of high-speed connections varies through the United States and internationally. We believe that such connections are becoming widely available but if this not the case then it will be difficult to grow the Brightcube Solution.

OUR  TECHNOLOGY  DIVISION  IS  DEPENDENT ON  THE AVAILABILITY OF DIGITAL IMAGES.

     The BrightCube Solution has a digital Image Bank of art and photography images (the "Image Bank") that are printed by our end-users. The images contained in the Image Bank are critical to the appeal of the system. Most of the images are owned by third parties such as the Devon Publishing Group. Our ability to grow the BrightCube Solution's revenue is dependent on, among other things, being able to maintain and grow the Image Bank. While we currently do not believe the availability of such images is a problem, should that change, the value of the BrightCube Solution could be significantly reduced or limited.

OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE DIGITAL AND E-COMMERCE MARKETS, WHICH IS UNCERTAIN.

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

- adverse publicity and consumer concerns about the security of e-commerce transactions on the Internet could discourage its acceptance and growth; and

- concerns regarding the quality of images produced by inkjet printers could limit the appeal of our paper and print-on-demand systems.

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

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

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


LIMITED TRADING VOLUMES AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. We are obligated to register an aggregate of 39,814,023 additional shares of our common stock for resale under the Securities Act if so demanded by ICG pursuant to an agreement with ICG. To date, no such demand has been made; however upon completion of such registration, a substantial number of additional securities will be placed into the public market with the potential adverse consequences described above. In addition, 18,192,600 restricted shares were issued to the shareholders of EVG upon the acquisition of EVG. If ICG demands registration of its shares, the former EVG shareholders have the option of attaching these shares to be registered. A large portion of these shares became freely tradable under Rule 144, promulgated under Securities Act of 1933, in December 2001. In addition, should Al Marco, our CEO and majority shareholder of EVG, be terminated without cause within 18 months of his employment (December 2000), we are obligated to provide the EVG shareholders piggyback registration rights.

OUR  COMMON  STOCK  PRICE  IS  LIKELY  TO  BE  HIGHLY  VOLATILE.

     The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last two years and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels as other Internet stocks or that Internet stocks in general will again reach their high market prices.

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

In addition, our stock is currently traded on the O-T-C Bulletin Board and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. Failure to list our shares on the AMEX, the NASDAQ National Market or the NASDAQ Small Cap Market will impair the liquidity of our stock.

OUR  OPERATIONS  ARE  DEPENDENT ON THE ABILITY TO PROTECT OUR OPERATING SYSTEMS.

     We maintain substantially all of our computer systems at Qwest Communications, Inc. Our operations are dependent in part on their ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite their implementation of network security measures, their servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to their users, which accordingly could have a material adverse effect on our business, results of operations and financial condition.

SOME  OF  THE  INFORMATION  IN  THIS  ANNUAL  REPORT  CONTAINS  FORWARD-LOOKING
STATEMENTS.

     Some of the information in this annual report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information, as of March 15, 2002, concerning our executive officers and directors:

NAME                 AGE  POSITION
-------------------  ---  --------------------------------------
Terren S. Peizer      42  Chairman and Director
-------------------  ---  --------------------------------------
Al Marco              43  Chief Executive Officer and Director
-------------------  ---  --------------------------------------
Jack Marshall         40  Vice Chairman and Director
-------------------  ---  --------------------------------------
Elizabeth Wenner      42  Vice President of Business Development
-------------------  ---  --------------------------------------
Ralph Roessler        43  President of Consumable Products
-------------------  ---  --------------------------------------
Bernard Girma         53  Director
-------------------  ---  --------------------------------------
Richard A. Anderson   32  Director
-------------------  ---  --------------------------------------
Eric Howard           29  Chief Financial Officer
-------------------  ---  --------------------------------------



     The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

TERREN S. PEIZER joined our Board and was elected Chairman in June 2000. He is Chairman and CEO of Intellect Capital Group, LLC, a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth technology companies. Currently, Mr. Peizer also serves as Chairman and CEO of a privately held biotechnology company and as member of the Board of Directors for Cray Inc. (NASDAQ: CRAY), the world's largest independent supercomputer company. From February 1997 to February 1999, Mr. Peizer served as President and Vice Chairman of Hollis-Eden Pharmaceuticals. From 1993 to 1997, he served as Chairman and Chief Executive Officer of Beachwood Financial Company, Inc., an investment holding company that specialized in venture capital and developmental phase and small capitalization company investing. From 1990 to 1993, Mr. Peizer served as Chairman and Chief Executive Officer of Financial Group Holdings, Inc., an investment holding company. From 1985 to 1990, Mr. Peizer served as a senior member of the investment banking firm of Drexel Burnham Lambert, Inc. in its High Yield Bond Department. Mr. Peizer received his B.S.E. in Finance from the Wharton School of Finance and Commerce.

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

JACK MARSHALL, Vice Chairman, co-founded Photoloft in 1993. Mr. Marshall served as Chief Executive Officer and Chairman from 1993 until July 2000. Prior to starting Photoloft, Mr. Marshall had assignments at Texas Instruments, Honeywell, and Megatest a privately held maker of semiconductor test equipment. In 1988, Mr. Marshall co-founded Softland Systems, a maker of custom database solutions for the oil and gas exploration industry. Mr. Marshall received his bachelor's degree in electrical engineering and computer engineering from Michigan State University and has taught electric circuit analysis at Highland Community College in Illinois. He has also completed several masters level courses in computer engineering at Santa Clara University and is a frequent speaker on digital photography.

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

BERNARD F. GIRMA has served as a member of our Board of Directors since July 2000. Mr. Girma is presently the President of DigiTech Strategy in Laguna Hills, California, a digital imaging management consulting firm. Mr. Girma has over 30 years experience with a wide range of digital imaging technologies including electrostatic, inkjet, laser, thermal transfer and dye sublimination. From 1996 to September 1999, he served as the President and Chief Executive Officer of Vivid Image Technology, a leading digital imaging company in large format scan to print applications, including photo enlargement and specialty-printing applications. He served as President and Chief Executive Officer of Newgen Systems Corporation, a privately held manufacturer and marketer of printers for the printing and publishing industries, from February 1996 to October 1996, where he successfully completed a merger of Newgen with a publicly traded company. From March 1991 to December 1995, he served in various executive capacities, including Vice President, Strategic Planning and Vice President and General Manager, Printing Division, with CalComp, Inc., where he established critical corporate alliances with Canon, Kodak and Adobe. Mr. Girma was the cofounder and past chairman of the Digital Printing and Imaging Association, and currently serves on the boards of two large privately held digital imaging service companies in the United States and Europe. He received a bachelor of science degree in mechanical engineering from University of Lyon in Lyon, France.

RICHARD A. ANDERSON has served as a member of our Board of Directors since October 2000. His career has been concentrated in business development, strategic planning and financial management. He has served as a Managing Director and Chief Financial Officer of Intellect Capital Group, LLC., a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth technology companies and as Chief Financial Officer of a privately held biotechnology company, since October 1999. Prior to that, Mr. Anderson was employed by PricewaterhouseCoopers, where he served as a Director and founding member of its Transaction Support Group in Los Angeles. While at PricewaterhouseCoopers, he was also involved in operational and financial due diligence, valuations and transaction structuring primarily for companies in the high technology and media industries.

ERIC HOWARD, Chief Financial Officer, has served in this role since January 2001. Until May 2001, he also served as a Vice President with Intellect Capital Group, LLC., a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth technology companies, which he joined in April 2000. Prior to that, he was employed by Arthur Andersen, LLP as a Manager in their Mergers and Acquisitions Advisory Services. While at Arthur Andersen, in addition to mergers and acquisitions he was also involved in numerous financial audits and other consulting engagements. Mr. Howard has his bachelor's degree in Business Economics and Political Science from the University of California - Santa Barbara.

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

BOARD COMMITTEES

     The Compensation Committee of the Board of Directors determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees. The Compensation Committee also administers our stock option plan. In January 2001, Terren Peizer, Al Marco, Richard Anderson and Bernard Girma were appointed to this Committee.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the 1934 Act requires our officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership of the common stock, on Forms 3, 4 and5, with the Securities and Exchange Commission ("SEC") and to provide copies of those Forms 3, 4 and 5 to us. Based upon a review of the copies of the forms furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to (i) our officers and directors and (ii) persons who own more than ten percent of our common stock, were complied with during the 2001 fiscal year, except for:

- three transactions in total reported twelve months late by Al Marco, Elizabeth Wenner, and Ralph Roessler,
-    one transaction reported one month late by Eric Howard, and
-    one transaction reported twelve months late by Bernard Girma
- one transaction reported seven months late, two transactions reported five months late, two transactions reported four months late and one transaction reported three months late by Intellect Capital Group, LLC or its affiliates.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation Summary

The following table sets forth the compensation awarded or paid to, or earned by, our Chief Executive Officer and all our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the year ended December 31, 2001:


                         SUMMARY COMPENSATION TABLE (1)(2)

                                                             LONG-TERM COMPENSATION
                                                 ANNUAL      SECURITIES  UNDERLYING
NAME AND PRINCIPAL POSITION                   COMPENSATION      OPTIONS/SARS (#)
                                             --------------  ----------------------
                                             YEAR   SALARY
                                             ----  --------
AL MARCO, CEO (4)                            2001  $240,000                      --
                                             2000     -----               1,500,000

EDWARD MAC BETH                              2000  $110,760               1,500,000
PRESIDENT AND COO (5)

Brian Dowd                                   2000  $ 81,880                 400,000
Chief Financial Officer (6)

JACK MARSHALL                                2001  $240,000                      --
VICE CHAIRMAN AND CEO (3)                    2000  $250,375               1,551,000
                                             1999  $120,000               1,173,000

RALPH ROESSLER                               2001  $100,000                      --
PRESIDENT OF CONSUMABLE PRODUCTS (4)         2000    ------                 500,000

ELIZABETH WENNER                             2001  $100,000                      --
VICE PRESIDENT OF BUSINESS DEVELOPMENT AND   2000    ------                 500,000
SECRETARY (4)

ERIC C. HOWARD                               2001  $100,000                 500,000
CHIEF FINANCIAL OFFICER                      2000       ---                     ---

(1) Information set forth herein includes services rendered by the Named Executives while employed by BrightCube Inc. prior to and following the reorganization with Photoloft, Inc. (formerly Data Growth, Inc.).


(2) The columns for "Bonus", "Other Annual Compensation", "Restricted Stock Awards", "LTP Payouts" and "All other Compensation" have been omitted because there is no compensation required to be reported. All options were granted at market value.
(3)  Mr. Marshall resigned as CEO in June 2000.
(4) Mr. Marco, Mr. Roessler and Ms. Wenner joined us in December 2000 with the consummation of the EVG acquisition.
(5)  Mr. MacBeth resigned as President and COO in February 2001.
(6)  Mr. Dowd resigned as Chief Financial Officer in January 2001.


OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001

The following table sets forth information regarding options granted to the Named Executives in the year ended December 31, 2001:





Name              Number of Securities   Percent of Total       Exercise       Expiration
                   Underlying Options     Options Granted   Price Per Share       Date
                       Granted (#)        to Employees in
                       Fiscal Year
Jack Marshall                    ------            ------             ------

Al Marco                         ------            ------             ------

Ralph Roessler                   ------            ------             ------

Elizabeth Wenner                 ------            ------             ------

Eric Howard                    500,0000                24%  $           0.34  November 2011

OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to the Named Executives concerning exercisable and unexercisable stock options held by them as of December 31, 2001. None of these executive officers exercised options to purchase common stock in 2001.

          AGGREGATE OPTION EXERCISES IN 2001 AND YEAR END OPTION VALUES

  NAME              Number of Unexercised     Value of Unexercised In-the-
                    Options at Year End(#)    Money Options at Year End (1)
                  -------------------------   -----------------------------
                  Exercisable  Unexercisable   Exercisable   Unexercisable
----------------  -----------  -------------  ------------  ---------------
Al Marco              500,000      1,000,000             -                -
----------------  -----------  -------------  ------------  ---------------
Jack Marshall       1,151,583        399,626             -                -
----------------  -----------  -------------  ------------  ---------------
Ralph Roessler        166,667        333,333             -                -
----------------  -----------  -------------  ------------  ---------------
Elizabeth Wenner      166,667        333,333             -                -
----------------  -----------  -------------  ------------  ---------------
Eric Howard           125,000        375,000             -                -
----------------  -----------  -------------  ------------  ---------------


(1) Based on a per share fair market value of our common stock equal to $0.151 per share, the fair market value based on the closing market price as of 12/31/01.

During March 2002, the Board of Directors granted options to purchase common shares to management, outside board members, and various other employees as part of a 2002 compensation package. Management and several employees received a total of 5,340,000 options to purchase common stock at $0.11 per share, vesting over three years. Outside Board members received 2,200,000 options with the same exercise price vesting over one year.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

AL MARCO. In December 2000, we entered into an employment agreement with Mr. Marco to serve as Chief Executive Officer, reporting to the Board of Directors, for a period of three years. The employment agreement provides that Mr. Marco will receive an annual base salary of $240,000 and a discretionary bonus based on attaining certain revenue targets in 2001. We did not meet such targets in 2001. Mr. Marco was also granted an option to purchase 1,500,000 shares of our common stock, at an exercise price equal to $0.34 per share, vesting over three years. During the term of his employment agreement, we may terminate Mr. Marco at any time with or without cause. The term "cause" is defined in the executive employment agreement as: (i) conviction of a felony or misdemeanor which in our opinion involves moral turpitude; (ii) willful misconduct, wanton misconduct or gross negligence; (iii) engage in an activity that constitutes a conflict of interest with us; (iv) fraud, misappropriation of funds or embezzlement; (iv) breach of fiduciary duty to us; (v) material breach of the employment contract; with or (vi) fail to substantially perform the responsibilities and duties of his position provided that he is given 15 days to cure the failure after receiving written notice. If Mr. Marco is terminated without cause within 18 months of the commencement of his employment contract, he will receive an amount equal to the his base salary for the remaining life of the contract subject to certain limitations. If Mr. Marco is terminated without cause after 18 months he will receive the lesser of (i) his base salary for twelve (12) months or (ii) the base salary for the remaining life of the contract. Any severance will be paid in 24 equal semi-monthly installments. In addition, upon any such termination without cause, Mr. Marco's options shall immediately vest.

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

In March 2002, Mr. Marco was granted an option to purchase 2,000,000 shares of Common Stock at an exercise price of $0.11 per share, vesting over three years.

ELIZABETH WENNER AND RALPH ROESSLER. On December 20, 2000, we entered into employment agreements with each of Elizabeth Wenner and Ralph Roessler to serve as our Vice President of Business Development and President of Consumables, respectively. Each employment agreement has a term of three years. The employment agreements provide that Ms. Wenner and Mr. Roessler, as the case may be, will receive an annual base salary of $100,000 and a discretionary bonus based on certain revenue level attained by us in 2001. Such targets were not met in 2001. Each of Ms. Wenner and Mr. Roessler was granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.34 per share, vesting over three years.

If, within 18 months of the date of these employment agreements, we (a) either
(i) terminate Mr. Marco's employment or (ii) demote Mr. Marco from his position as CEO, and (b) terminate either Ms. Wenner or Mr. Roessler without good cause (with good cause defined in the same manner as Mr. Marco's contract), then we will pay Ms. Wenner and Mr. Roessler an amount equal to 12 months of their respective base salary in 24 equal monthly installments. If we terminate either Ms. Wenner or Mr. Roessler after 18 months from the date of their respective employment agreement, or if Mr. Marco has not been terminated or demoted within 18 months of such date, we will pay Ms. Wenner and Mr. Roessler the lesser of an amount equal to six months of their respective base salary or the amount due under the remainder of their respective contract.

In March 2002, Ms. Wenner and Mr. Roessler were each granted an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.11 per share, vesting over three years.

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

In February 2001, we entered into a Separation and General Agreement under which Mr. MacBeth terminated his employment. The terms of this agreement included immediate vesting of options to purchase 500,000 shares of our common stock at an exercise price of $1.38 per share. These options will expire in January 2003.

JACK MARSHALL. On May 10, 2000, we entered into a new employment agreement with Jack Marshall which replaced his preexisting employment agreement. Under the new executive employment agreement, Jack Marshall was to serve as our Chief Executive Officer and Vice Chairman and perform such duties as may be reasonably assigned to him by the Board of Directors. The executive employment agreement provides for an annual base salary of $240,000 which shall be reviewed at least annually. Under the executive employment agreement, Mr. Marshall is also eligible for incentive bonus compensation to be no less than 25% percent of his annual salary if certain milestones are met. We did not meet such milestones in 2001. The new executive employment agreement also provides that Mr. Marshall will continue to accrue employment options granted under a 1998 Stock Option Agreement, whereby Mr. Marshall will vest up to 200,000 options when certain additional performance criteria and milestones are met. Mr. Marshall's current Stock Option Agreement (relating to a total of 1,551,209 shares under option) shall remain in effect. He is eligible to receive vacation in accordance with our policies. He is also eligible to participate in the health, life insurance, medical, retirement and other benefit programs that we may offer from time to time. The term of the executive employment agreement lasts until April 30, 2002. We may terminate him at any time with or without cause. The term "cause" is defined in the executive employment agreement as: (i) the willful neglect of duties reasonably assigned by the Board of Directors; (ii) material breach of the agreement; or (iii) willful gross misconduct. If Mr. Marshall is terminated without cause, he is to receive the lesser of (i) his base salary for twelve
(12) months or (ii) the base salary for the remaining life of the contract. In addition, Mr. Marshall's options shall immediately vest and he shall continue, to receive health, medical, life, and disability insurance for twelve (12) months from the date of termination.

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

In March 2002, Mr. Marshall was granted an option to purchase 200,000 shares of common stock at an exercise price of $0.11 per share, vesting over three years.

BRIAN DOWD. On June 26, 2000, we entered into an employment agreement with Brian Dowd. Under the executive employment agreement, Mr. Dowd was to serve as our Chief Financial Officer and perform such duties as may be reasonably assigned to him by the Board of Directors. The executive employment agreement provided for an annual base salary of $150,000 which was to be reviewed at least annually. In January 2001, Mr. Dowd resigned as Chief Financial Officer and Secretary.

ERIC HOWARD. In January 2001, we entered into an agreement with Intellect Capital Group ("ICG") that provided for the services of Eric Howard as our interim Chief Financial Officer until March 1, 2001. Under this agreement, we have provided ICG and Eric Howard with an indemnification for all services rendered to us by Mr. Howard. Upon the expiration of this agreement, we extended the agreement until May 2001 in exchange for reimbursing ICG for Mr. Howard's salary and benefits at a rate of approximately $9,000 per month plus out of pocket expenses. As of May 2001, Eric Howard was hired by BrightCube, Inc. as Chief Financial Officer at an annual salary of $100,000. On November 5 2001, we entered into employment agreements with Eric Howard as our Chief Financial Officer. The employment agreement has a term of three years. The employment agreement provides that Mr. Howard will receive an annual base salary of $100,000 and a discretionary bonus based on certain revenue level attained by us in 2001. Such revenue levels were not obtained in 2001. Mr. Howard was granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.34 per share, vesting over three years.

In March 2002, Mr. Howard was granted an option to purchase 1,000,000 shares of common stock at an exercise price of $0.11 per share, vesting over three years.

STOCK OPTION PLAN

In April 2001, the Board of Directors approved a new option plan for 8,500,000 shares (the "2001 Plan"). The Board of Directors approved the granting of options to purchase 1,440,000 shares of common stock to the Company's employees and several consultants on July 3, 2001.

Previously, the 1999 stock option plan (the "1999 Plan") was adopted by the Board of Directors, and ratified and approved by our stockholders, as of the closing of the reorganization with Data Growth, Inc. The Board of Directors amended the 1999 Plan in June 1999. The purpose of the 1999 Plan is to enhance our profitability and stockholder value by enabling us to offer stock based incentives to employees, directors and consultants. The plan authorizes the grant of options to purchase shares of common stock to employees, directors and consultants of BrightCube, Inc. and its affiliates. Under the 1999 Plan , we may grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 and non-qualified stock options. Incentive stock options may only be granted to our employees.

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

If the employment with BrightCube, Inc. of the holder of an incentive stock option is terminated for any reason other than as a result of the holder's death or disability or for "cause" as defined in the Plan, the holder may exercise the option to the extent exercisable on the date of termination of employment, until the earlier of the option's specified expiration date and 90 days after the date of termination. If an option holder dies or becomes disabled, both incentive and non-qualified stock options may generally be exercised, to the extent exercisable on the date of death or disability, by the option holder or the option holder's survivors until the earlier of the option's specified termination date and one year after the date of death or disability.

As of December 31, 2001, 81,930 shares had been issued as the result of the exercise of options previously granted under the 1999 Plan during 2000; 7,367,997 shares were subject to outstanding options and 6,382,003 shares were available for future grants under both the 1999 and 2001 Plans. The exercise prices of the outstanding options ranged from $0.34 to approximately $3.44 per share. The options under both the 1999 and 2001 Plans vest over varying lengths of time pursuant to various option agreements that we have entered into with the grantees of such options.

We have not registered the 2001 or 1999 Plan, or the shares subject to issuance thereunder, pursuant to the Securities Act of 1933. Absent registration, such shares, when issued upon exercise of options, would be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933. The Company currently intends to register these plans and intends to file registration statements during fiscal year 2002. Optionees have no rights as stockholders with respect to shares subject to options prior to the issuance of shares pursuant to the exercise thereof. Options issued to employees under the plan shall expire no later than ten years after the date of grant. An option becomes exercisable at such time and for such amounts as determined at the discretion of the Board of Directors or the Compensation Committee at the time of the grant of the option. An optionee may exercise a part of the option from the date that part first becomes exercisable until the option expires. The purchase price for shares to be issued to an employee upon his exercise of an option is determined by the Board of Directors or the Compensation Committee on the date the option is granted. The purchase price is payable in full in cash, by promissory note, or by delivery of shares of our common stock when the option is exercised.

The plan provides for adjustment as to the number and kinds of shares covered by the outstanding options and the option price therefore to give effect to any stock dividend, stock split, stock combination or other reorganization of or by Brightcube, Inc.

During March 2002, the Board of Directors voted to increase the number of options available under the 2001 plan to 20,000,000. Subsequently, options covering 7,540,000 shares were authorized for grant to several employees and our outside directors as part of a 2002 compensation plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 15, 2002, the ownership of our common stock by each of our directors and Named Executive Officers, all of our executive officers and directors as a group, and all persons known by us to beneficially own more than 5% of our common stock.

     Unless otherwise indicated in the footnotes to the table the address of each beneficial owner listed below is c/o 240 Center Street, El Segundo, California, 90245.

     The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting or investment power and also any shares that the individual has the right to acquire within 60 days after March 15, 2002. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The total number of outstanding shares of common stock at March 15, 2002 was 77,641,995.


NAME AND ADDRESS OF        NUMBER  OF  SHARES     PERCENT OF
BENEFICIAL  OWNER          BENEFICIALLY  OWNED      CLASS
-------------------------  ---------------------  ---------
Terren Peizer                     41,922,356 (1)      54.0%
Al Marco                          17,876,132 (2)      23.0%
Jack Marshall                      2,699,117 (3)       3.5%
Elizabeth Wenner                     824,925 (4)       1.1%
Ralph Roessler                       824,925 (5)       1.1%
Eric Howard                          222,222 (6)         *
Bernard  Girma                       188,897 (7)         *
Richard  A.  Anderson                 83,333 (8)         *

All directors and                 64,541,574 (9)      83.3%
executive officers as
a group (eight persons)

Banca Del Gottardo                 7,496,500          9.7%
Viale Stefano Franscini 8,6901
Lugano,  Switzerland

*  Less  than  one  percent.

     Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

     (1) Includes shares and warrants beneficially owned by Intellect Capital Group, LLC and shares and warrants beneficially owned by OPUS X Capital, LLC and other affiliates holding shares. Mr. Peizer is the Chairman and CEO of Intellect Capital Group, LLC. Includes 333,333 shares of common stock subject to options that are exercisable within 60 day of March 15, 2002.
     (2) Includes 777,778 shares of common stock subject to options that are exercisable within 60 days of March 15, 2002.
     (3) Includes 1,324,279 shares of common stock subject to options that are exercisable within 60 days of March 15, 2002.
     (4) Includes 277,778 shares of common stock subject to options that are exercisable within 60 days of March 15, 2002.
     (5) Includes 277,778 shares of common stock subject to options that are exercisable within 60 days of March 15, 2002.
     (6) Includes 222,222 shares of common stock subject to options that are exercisable within 60 days of March 15, 2002.

     (7) Includes 188,889 shares of common stock subject to options that are exercisable within 60 days of March 15, 2002.
     (8) Includes 83,333 shares of common stock subject to options that are exercisable within 60 days of March 15, 2002.
     (9) Includes 3,485,390 shares of common stock subject to options that are exercisable within 60 days of March 15, 2002.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Unless otherwise indicated, information in this section regarding shares of our common stock reflect the 1.5133753 for 1 conversion ratio applied to shares of Photoloft.com, Inc., a California corporation (Photoloft California), common stock at the time of the reorganization referred to below.

     OTHER RELATED TRANSACTIONS. In March 2000 we issued options to purchase up to 378,344 shares of common stock to Jack Marshall, pursuant to his employment agreement.

In March 2000, we obtained loans from George Perlegos, a holder of more than 4% of our common stock at that time, and one other shareholder aggregating $115,000. All amounts have been repaid as of November 30, 2000. In May 2000, we received a loan of $50,000 from Kay Wolf Jones, one of our former officers. The loan rate was 10% per month. In June 2000 we repaid the loan to Kay Wolf Jones.

In March 2000, we sold and issued to an entity related to ICG a warrant to purchase 400,000 shares of our common stock at an exercise price of $0.10 per share. These warrants were sold to a third party and subsequently exercised in June 2001.

On June 8, 2000, pursuant to a Stock Purchase Agreement dated as of April 18, 2000 (the "Agreement"), we issued and sold 900 shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock") to ICG, a Delaware limited liability company. ICG is a Los Angeles-based firm that provides investment and intellectual capital to developmental and emerging growth stage technology companies and takes an active role to assist them to realize their full potential. The consideration for the Series B Preferred Stock consisted of $9,000 in cash. In conjunction with the Agreement, ICG became an active shareholder, and assisted us with the creation of our strategic plan, building a management team and Board of Directors, identifying and advising on the consummation of strategic relationships, and advising on merger and acquisition activities, our capital formation process and corporate finance and corporate communications. The Series B Preferred Stock was convertible, on or before July 8, 2000, into 50% of our then-outstanding common stock following the conversion (on a fully- diluted basis). As of July 8, 2000, we had 33,825,266 shares of common stock outstanding on a fully-diluted basis. However, on July 8, 2000, we did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On that date, we issued 27,914,023 shares of common stock in partial conversion of the Series B Preferred Stock. Pursuant to the terms of May 22, 2000 letter agreement between the holder of the Series B Preferred Stock and us, we incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder and the holder has waived its right to receive the additional 5,911,243 shares it was entitled to on July 8, 2000 in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants may be exercised, or exchanged on a two-for one basis for shares of our common stock. The conversion has diluted, and the exercise of these warrants will dilute the interests of our other shareholders.

Pursuant to the Agreement, we elected Terren S. Peizer, the ICG Chairman and Chief Executive Officer, as our Chairman and a member of our Board of Directors. In connection with the Agreement, we entered into a Registration Rights Agreement, dated June 8, 2000, which requires us to register, at our expense, the common stock issued after the conversion of the Series B Preferred Stock upon the demand of ICG; provided, however, that no such demand could be made prior to December 8, 2000. The Registration Rights Agreement also provides unlimited piggyback registration rights. Certain of our shareholders also entered into an Agreement among Shareholders and Company with ICG and us, pursuant to which those shareholders agreed to vote to elect to the Board a candidate to be designated by future investors and a Lock-Up Agreement restricting their transfer of our common stock.

Prior to entering into the Agreement, ICG loaned us $275,000 pursuant to a Loan and Security Agreement dated May 18, 2000. The loan was evidenced by a Promissory Note, and secured by all of our assets. In July, 2000 we repaid this loan. On May 22, 2000, we also entered into a side letter with ICG in which we agreed to (i) file a consent solicitation statement with the Securities Exchange Commission to solicit consents for the purpose of increasing our authorized common stock to 200,000,000 shares and (ii) enter into Shareholder Agreements with certain of our major shareholders in which those shareholders agreed to consent to the increase in our authorized common stock. The side letter provided for financial penalties in the event that we failed to file the consent solicitation statement and obtain approval of the increase by specified dates.

In July 2000, we paid ICG fees of approximately $630,000 in connection with a private placement of our common stock.

In July 2000, we entered into an employment agreement with Ed MacBeth to serve as our President and Chief Operating Officer, under which he was granted an option to purchase 1,500,000 shares of common stock vesting over three years. In January 2001, we entered into a separation agreement with Mr. MacBeth providing for the immediate vesting of 500,000 of these options. These options will remain exercisable through January 2003.

In December 2000, we acquired all of EVG's common stock in exchange for 18,192,600 restricted common shares of which 3,208,600 shares were placed in a twelve-month escrow account as security for the indemnification obligations of the former EVG shareholders and subsequently released in December 2001. Al Marco was the majority shareholder of EVG. In addition, we paid $800,000 to an entity owned by Al Marco, now our Chief Executive Officer and a member of our Board of Directors, in settlement of EVG's liabilities to this entity. At the same time we entered into an employment contract with Mr. Marco as our CEO under which he was granted an option to purchase 1,500,000 shares of common stock, vesting over a three-year period. We also entered into employment agreements with Elizabeth Wenner and Ralph Roessler, two minority shareholders and executives of EVG, and granted each of them options to purchase 500,000 shares of common stock, vesting over a three-year period. We currently lease our El Segundo facility from Mr. Marco, for a monthly rent of $13,120, subject to 5% annual increases, plus certain maintenance and operating expenses.

In February 2001, we entered into a separation agreement and general release with Joe Harris, Vice President of Marketing, terminating his employment effective February 28, 2001. Under this agreement we paid his normal salary through the end of January and his fourth quarter bonus of $12,500 and forgave his obligation to pay back any of his signing bonus. The signing bonus was $25,000 and required that he work for us for a minimum period of time, which he did not complete. Mr. Harris has not been replaced to date.

As of December 31, 2001, we owed $104,500 to Intellect Capital Group, LLC (ICG), a minority shareholder, for expenses paid by ICG on our behalf and interest accrued on the bridge loan described below. This amount is included in the payable to shareholders.

Al Marco, our CEO, owns the building occupied by the Company in El Segundo, California. The Company paid approximately $128,700 in rent to Al Marco during the fiscal year 2001. As of December 31, 2001, we owed Al Marco $11,400 for rent.

During the fiscal year 2001 the Company paid $133,900 to Marco Fine Arts, a company owned by Al Marco, our CEO. This payment related to various operating
expenses paid on the Company's behalf by Marco Fine Arts.   As of December 31,
2001, we owed Marco Fine Arts $4,600.

During July 2001, we obtained a Bridge Loan from one of our stockholders, Intellect Capital Group LLC (ICG) in the amount of $500,000 at an annual 8% interest rate. The funds were used for general working capital purposes and have a 15 day demand notice call provision. On July 14, 2001 we negotiated a forbearance agreement with ICG that provided the Company with a 30 day period during which ICG would not call the loan in exchange for a warrant for the purchase of 1,875,000 shares of common stock with a $0.30 exercise price per share, including a provision for cashless exercise.

In September 2001, the Company entered into a settlement agreement and general release relating to claims against us from a third party that also provided a benefit to our Board of Directors.

In January 2002, we entered into a consulting agreement with one of its Directors, for a twelve month period. In exchange for business development, marketing, and product development consulting services, this Director will be paid $2,500 per month as base consulting fees for services in regards to our OEM paper sales and $2,500 per month as a draw against future commissions. Additionally, the Director is to receive 1% to 3% commissions on paper sales to large customers based on his efforts. The Director also was granted non-qualified options to purchase 350,000 shares of our common stock at a price of $0.11 per share. 50% of these options vested immediately upon issuance and the remaining 50% vest evenly over one year.

In February 2002, the Promissory Note for the bridge loan from Intellect Capital Group LLC (ICG) ($500,000 dated July 16, 2001) was amended in order for us to obtain an additional bridge loan from independent third party lenders. Under the terms of the amendment ICG will: (i) in the event of repayment of less than the entire amount then outstanding under the new bridge loan described above, ICG shall subordinate its repayment rights such that ICG will receive up to $1 for every $2 paid to the note holders under the Bridge, (ii) ICG shall not transfer the note, and (iii) ICG shall not demand payment on loan for nine months from the date of the last closing of the bridge loan obtained form independent third party lenders in February and March 2002 or November 30, 2002, whichever is sooner, or unless we file for any form of bankruptcy. In return, we issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.09 and agreed to reprice the exercise price of the 1,875,000 warrants, previously issued, from $0.30 to $0.09 per share. Additionally, the interest rate described in the earlier ICG Promissory Note was amended from 8.0% to 12% per annum as of February 19, 2002.

During March 2002, the Board of Directors approved options to purchase common shares to management, outside board members, and various other employees as part of a 2002 compensation package. Management and several employees will receive in total 5,340,000 options to purchase common stock at $0.11 per share, vesting over three years. Outside Board members will receive 2,200,000 options with the same exercise price vesting over one year.

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
                                                                        Page
          Financial Statements                                          Number
          --------------------                                          ------

          Report of Independent Certified Public Accountants            F-2
          Consolidated Balance Sheet as of December 31, 2001            F-3
          Consolidated Statements of Operations for the Years Ended
          December 31, 2001 and 2000                                    F-4
          Consolidated Statements of Shareholders' (Deficiency)
          Equity for the Years Ended December 31, 2001 and 2000         F-5
          Consolidated Statements of Cash Flows for the Years
          Ended December 31, 2001 and 2000                              F-6
          Notes to Consolidated Financial Statements                    F-7

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.

      (a)(2) The following exhibits are being filed herewith:

Exhibit No.                 Exhibit Name
-----------                 ------------

ITEM     27.     EXHIBITS

The following exhibits are filed with this Registration Statement; documents incorporated by reference from filings made prior to December 2000 were filed by Photoloft.com, the predecessor of BrightCube, Inc.:

2.1 Agreement and Plan of Reorganization dated as of February 16, 1999 by and among Data Growth, Inc. Gary B. Peterson and the Registrant (Incorporated By Reference to Exhibit 2.1 of the Registrant's Registration Statement on Form 10-SB first filed on July 13, 1999 (File No. 000-26693), subsequently amended (the "Form 10-SB)).

2.2 Asset Purchase Agreement dated as of November 9, 2001 by and among BrightCube, Inc. and Canon U.S.A., Inc. (Incorporated by reference to
          Exhibit  2.2  of  the  Form  8-K).

3(i).1 Articles of Incorporation of the Registrant, (Incorporated by reference to Exhibit 3.1 of the Form 10 SB).


3(i).2 Certificate of Amendment to the Articles of Incorporation of the Registrant (Incorporated by Reference to Exhibit 3.2 of the Form 10-SB).

3(i).3 Additional amendments to Articles of Incorporation. (Incorporated by Reference of the Form SB-2 filed November 2001).


3(ii) By-Laws of Registrant. (Incorporated by Reference of the Form SB-2 filed November 2001).

3(i).4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (Incorporated by Reference to Exhibit 3.4 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999).

3(i).5 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant (Incorporated by Reference to Exhibit 3.5 of the Form 8-K filed June 23, 2000).

4.1 Form of Voting Agreement, dated as of June 8, 2000, by and between the Registrant and certain shareholders (Incorporated by Reference to Exhibit 4.3 of the Form 8-K filed on June 23, 2000).

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

10.9 Employment Agreement dated March 15, 2000 by and between Mr. Jack Marshall, Chris McConn, Kay Wolf Jones and the Registrant (Incorporated By Reference to Exhibit 10.2, 10.3 and 10.1 of the Form 10Q SB filed May 15, 2000).

10.10     1999 Stock Option Plan of the Registrant (Incorporated by Reference to
          Exhibit 10.21 of the Form 10-SB).

10.11 Form of Stock Option Agreement issued under the 1999 Stock Option Plan of the Registrant (Incorporated by Reference to Exhibit 10.22 of the Form 10-SB).

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


10.26 Securities Purchase Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and the Registrant (Incorporated by Reference to Exhibit 10.26 of the Form 10-KSB for the year ended December 31, 1999).

10.27 Registration Rights Agreement dated March 3, 2000 by and between the purchasers of the Registrant's Series A Convertible Preferred Stock and the Registrant (Incorporated by Reference to Exhibit 10.27 of the Form 10-KSB for the year ended December 31, 1999).

10.28 Placement Agency Agreement dated March 3, 2000 by and between May Davis Group, Inc. and the Registrant (Incorporated by Reference to
          Exhibit  10.28  of  the  Form  10-KSB  for the year ended December 31,
          1999).

10.29 Form of Warrant Agreement to Purchase Common Stock issued to May Davis Group, Inc. as of March 3, 2000 (Incorporated by Reference to Exhibit
          10.29  of  the  Form  10-KSB  for  the  year ended December 31, 1999).

10.30 Financial Management Support Services Agreement dated November 29, 1999 by and between Asher Investment Group, Inc. and the Registrant 2000 (Incorporated by Reference to Exhibit 10.30 of the Form 10-KSB for the year ended December 31, 1999).

10.31 Stock Purchase Agreement, dated as of April 18, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.31 of the Form 8-K filed June 23, 2000).


10.32 Registration Rights Agreement, dated June 8, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.32 of the Form 8-K filed June 23, 2000).

10.33 Loan and Security Agreement, dated May 18, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.33 of the Form 8-K filed June 23, 2000).

10.34 Promissory Note, dated May 18, 2000, by the Registrant in favor of Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.34 of the Form 8-K filed June 23, 2000).

10.35 Side Letter, dated May 22, 2000, by and between the Registrant and Intellect Capital Group, LLC shareholders (Incorporated by Reference to Exhibit 10.35 of the Form 8-K filed June 23, 2000).

10.36 Form of Shareholder Agreement, dated June 8, 2000, by and among Registrant and certain shareholders (Incorporated by Reference to Exhibit 10.36 of the Form 8-K filed June 23, 2000).

10.37 2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 of the Post Effective Amd't No. 1 to the Form SB-2 filed on January 17, 2002 (SEC file no. 333-74044)).


10.38 Loan and Security Agreement, dated July 16, 2001, by and between Intellect Capital Group, LLC and Registrant (Incorporated by Reference to Exhibit 99.14 of the Form 10QSB dated June 30, 2001).

10.39 Forbearance Agreement, dated August 14, 2001 by and between Intellect Capital Group, LLC and the (Incorporated by Reference to
          Exhibit  99.17  of  Form  10QSB  dated  June  30,  2001).

10.40 Employment Agreement dated December 20, 2000 by and between Al Marco and the Registrant. (Incorporated by Reference to Exhibit 99.3 of the Registrant's Form 8-K/A filed March 5, 2001).

10.41 Employment Agreement dated December 20, 2000 by and between Ralph Roessler and the Registrant. (Incorporated by Reference to Exhibit
          99.4  of  the  Registrant's  Form  8-K/A  filed  March  5,  2001).

10.42 Employment Agreement dated December 20, 2000 by and between Elizabeth Wenner and the Registrant. (Incorporated by Reference to Exhibit 99.5 of the Registrant's Form 8-K/A filed March 5, 2001).

10.43 Asset Purchase Agreement among Canon, U.S.A., Inc. and Registrant (Incorporated by Reference to Exhibit 2.2. of the Registrant's Form 8-K filed November 21, 2001).

21 Subsidiaries of the Company (Incorporated by Reference to Exhibit 21.1 of the Form 10-SB).

22 Certificate of Amendment of Articles of Incorporation of Brightcube California, Inc. (Incorporated by Reference to Exhibit 3.3 of the Form SB-2 filed November 28, 2001).

23.2 Consent of Manatt, Phelps, & Phillips, LLP (included in exhibit 5 of the Form SB-2 filed on November 28, 2001).

24        Power of Attorney (included on signature page)

99.1      Financial Statements of EVG. (Incorporated by Reference to Exhibit
          99.1 of the Registrant's Form 8-K/A filed March 5, 2001)

99.2 Unaudited Pro Forma Condensed Consolidated Financial Information. (Incorporated by Reference to Exhibit 99.2 of the Registrant's Form 8-K/A filed March 5, 2001)

99.3 Separation Agreement and General Release by and between Edward MacBeth and the Registrant. (Incorporated by Reference to Exhibit 99.12 of the Registrant's Form 10-KSB filed April 17, 2001).

99.16 Market Access Program Marketing Agreement, dated July 27, 2001 by and between Madison Wall Worldwide, Inc. and Registrant (as filed with the 10QSB dated September 30, 2001).

99.17 Forbearance Agreement, dated August 14, 2001 by and between Intellect Capital Group, LLC and the Registrant (as filed with the 10QSB dated September 30, 2001).

99.18 Investment Banking Agreement, dated August 17, 2001 by and between vFinance Investments, Inc. and vFinance Capital L.C. and the Registrant (as filed with the 10QSB dated September 30, 2001).

99.19 Employment Agreement, dated November 5, 2001 by and between Eric Howard and Registrant (as filed with the 10QSB dated September 30,
          2001).

99.4 Separation Agreement and General Release by and between Joe Harris and the Registrant. (Incorporated by Reference to Exhibit 99.12 of the Registrant's Form 10-KSB filed April 17, 2001).

99.5 Loan and Security Agreement, dated July 16, 2001, by and between Intellect Capital Group, LLC and the Registrant (Incorporated by Reference to Exhibit 99.14 of the Registrant's Form 10Q-SB filed August 14, 2001).

99.6.1 Promissory Note, dated July 16, 2001, by and between Intellect Capital Group, LLC and Registrant (Incorporated by Reference to
          Exhibit 99.15 of the Registrant's Form 10Q-SB filed August 14, 2001).

99.7      Bernard Girma consulting agreement dated January 1, 2002.

99.8 Amendment to Intellect Capital Group Promissory Note and Loan and Security Agreement, dated February 18, 2002.

99.9      Financial Statement for the fiscal year 2001.

(b) Reports on Form 8-K. A current report on Form 8-K (items 2 and 7) was filed during the quarter ended December 31, 2001 to report an Asset Purchase Agreement among CANON U.S.A., INC., BRIGHTCUBE, INC. AND BRIGHTCUBE CALIFORNIA, INC. dated as of OCTOBER 26, 2001, for the sale of the ASP services division.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2002.

                                       BRIGHTCUBE, INC.


                                       /s/ Al Marco
                                       --------------------------------
                                       Al Marco
                                       Chief Executive Officer


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

SIGNATURE                                TITLE                      DATE
---------                                -----                      ----


/s/  Terren S. Peizer           Chairman of the Board          March 31, 2002
---------------------------
Terren S. Peizer


/s/  Al Marco                   Chief Executive                March 31, 2002
---------------------------     Officer, Director
Al Marco


/s/  Jack Marshall             Vice Chairman, Director         March 31, 2002
---------------------------
Jack Marshall

/s/  Bernard Girma              Director                       March 31, 2002
---------------------------
Bernard Girma

/s/  Richard A. Anderson        Director                       March 31, 2002
---------------------------
Richard A. Anderson