Form 10QSB
period 2002-03-31
BRIGHTCUBE INC
filed 2002-05-15
CIK 1086722

FORM 10-QSB

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended  March 31,  2002

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

     As of May 8, 2002, 87,906,995 shares of common stock, $.001 par value per share, outstanding.


                                        1
--------------------------------------------------------------------------------

                                BRIGHTCUBE, INC.

                                    CONTENTS

                                                                  Page No.
                                                                  --------
PART  I  -  FINANCIAL  INFORMATION

      Item  1.  Consolidated Financial  Statements

                          Consolidated Balance Sheets                    3

                          Consolidated Statements of Operations          4

                          Consolidated Statements of Cash Flows          5

                          Consolidated Notes to Financial Statements     6

      Item 2.   Management's Discussion and Analysis or
                Plan of Operation                                       12

PART II - OTHER INFORMATION

      Item 1.   Legal Proceedings                                       26

      Item 2.   Changes in Securities and Use of Proceeds               26

      Item 6.   Exhibits and Reports on Form 8-K                        26


SIGNATURES



                                        2
--------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                                                 BRIGHTCUBE, INC.
                                                      CONSOLIDATED BALANCE SHEETS

===================================================================================
                                                        MARCH 31,     DECEMBER 31,
                                                          2002            2001
-----------------------------------------------------------------------------------
                                                       (Unaudited)
ASSETS
CURRENT  ASSETS:

  Cash and cash equivalents                           $    348,300   $     237,200
  Restricted cash, current portion                         258,800         345,000
  Accounts receivable, net of allowance for doubtful
    accounts of $114,500 and $63,000, respectively         225,300         297,000
  Inventory                                                576,200         348,400
  Prepaid expenses and other current assets              1,415,400         213,700
-----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     2,824,000       1,441,300
Property and equipment, net                                255,600         309,300
Goodwill                                                 3,768,000       3,768,000
Other assets                                                41,000          45,100
-----------------------------------------------------------------------------------
TOTAL ASSETS                                          $  6,888,600   $   5,563,700
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable to bank                                $    258,800   $     345,000
  Short term bridge notes payable, net of $393,600
  discount                                                 931,400              --
  Payable to stockholders                                  635,300         620,500
  Accounts payable                                         933,400         806,800
  Accrued expenses                                         229,500         220,700
  Deferred revenue                                          39,900          63,500
-----------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                3,028,300       2,056,500
-----------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 500,000 shares
    authorized; no shares issued and outstanding                 -               -
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 87,906,995 and 77,641,995 shares
    issued and outstanding, respectively                    87,900          77,600
  Additional paid in capital                            32,693,300      30,983,800
  Accumulated deficit                                  (28,920,900)    (27,554,200)
-----------------------------------------------------------------------------------

TOTAL STOCKHOLDERS'EQUITY                                3,860,300       3,507,200
-----------------------------------------------------------------------------------

TOTAL LIABILITIES & STOCKHOLDERS'EQUITY               $  6,888,600   $   5,563,700
===================================================================================

           See accompanying notes to consolidated financial statements


                                        3
--------------------------------------------------------------------------------

                                                                BRIGHTCUBE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
==================================================================
                                      Three months ended March 31,

                                          2002           2001
------------------------------------------------------------------
                                     (Unaudited)     (Unaudited)
Revenues                            $     447,800   $     435,100
Cost of revenues                          360,900         229,700
------------------------------------------------------------------
Gross profit                               86,900         205,400
------------------------------------------------------------------
OPERATING EXPENSES:
Sales and marketing                       124,300         404,100
General and administrative              1,289,200       1,632,400
------------------------------------------------------------------
TOTAL OPERATING EXPENSES                1,413,500       2,036,500
------------------------------------------------------------------
Loss from operations                   (1,326,600)     (1,831,100)
------------------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest income                               -           6,000
  Other income                             80,400          11,200
  Interest and other expense             (120,500)        (37,700)
------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)              (40,100)        (20,500)
------------------------------------------------------------------
LOSS BEFORE INCOME TAXES               (1,366,700)     (1,851,600)
Income tax expense                              -            (800)
------------------------------------------------------------------
LOSS FROM CONTINUING
OPERATIONS                             (1,366,700)     (1,852,400)
Loss from discontinued
operations                                      -        (860,900)
------------------------------------------------------------------
NET LOSS                            $  (1,366,700)  $  (2,713,300)
==================================================================
Loss per Common Share:
Basic and diluted for
continuing operations               $       (0.02)  $       (0.03)
Basic and diluted for
discontinued operations                       -             (0.01)
                                    ------------------------------
Basic and diluted Net (Loss)
per common share                    $       (0.02)  $       (0.04)
                                    ------------------------------
Basic and diluted weighted-
average common shares outstanding      81,115,900      67,092,300
==================================================================

    See accompanying notes to consolidated financial statements


                                        4
--------------------------------------------------------------------------------

                                                                    BRIGHTCUBE, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================
                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                              2002          2001
                                                          (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from Continuing Operations                       $ (1,366,700)  $ (1,852,400)
  Adjustments to reconcile loss from continuing
  operations to net cash used in continuing
  operations:
    Depreciation                                              45,900         80,300
    Compensation relating to stock options and
    warrants                                                 124,000        348,800
    Provision for possible losses                             51,500         28,000
    Loss on disposal of property and equipment                18,200          7,700
    Amortization of goodwill                                      --        340,500
    Loss from discontinued operations                             --       (860,900)
    Changes in operating assets and liabilities:
      Accounts receivable                                     20,200         40,900
      Inventory                                             (227,800)       (77,700)
      Prepaid expenses and other current assets              179,800         65,900
      Accounts payable                                       126,600        (80,200)
      Accrued expenses                                         8,800       (223,600)
      Deferred revenue                                       (23,600)       (73,800)
------------------------------------------------------------------------------------
Net cash used in Continuing Operations                    (1,043,100)    (2,256,500)
Changes in assets and liabilities of discontinued
operations                                                        --        (40,200)
------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                     (1,043,100)    (2,296,700)
------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                         (10,400)      (34,700)
  Proceeds from disposal of fixed assets                          --         4,000
  Other assets                                                 4,100        (1,400)
------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                         (6,300)      (32,100)
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (Increase) in Restricted cash                      86,200      (603,800)
  Repayment of notes payable to bank                         (86,200)      (86,200)
  Proceeds from stockholder borrowings                        14,800        35,300
  Repayment of stockholder borrowings                             --       (12,000)
  Net proceeds from issuance of stock                             --        10,000
  Proceeds from issuance of bridge notes payable,
  net of financing fees                                    1,145,700            --
------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,160,500      (656,700)
------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         111,100    (2,985,500)
CASH AND CASH EQUIVALENTS, beginning of period               237,200     3,787,300
------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                 $   348,300   $   801,800
====================================================================================

           See accompanying notes to consolidated financial statements


                                        5
--------------------------------------------------------------------------------

                                BRIGHTCUBE, INC.
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY

     Brightcube, Inc. is a developer and provider of technology, products, services and papers for the professional art, proofing and photography markets. Our award-winning proprietary line of digital papers allows our customers to digitally print high quality art and photography. When used with our complete end-to-end print-on-demand system for the art market, called the "BRIGHTCUBE SOLUTION(TM)," we believe that we are able to provide a single solution for the dissemination and printing of professional quality images.

     Utilizing our Image Bank provided by Devon Publishing Group and other premiere publishers and artists, the BRIGHTCUBE SOLUTION consists of proprietary hardware which receives high-resolution images over the Internet and allows storefronts and service centers to print these images, on-demand on high-end wide-format inkjet printers, to produce extremely high quality fine art and open edition prints.

     We  have  two  primary  business  units:

          - Consumables, consisting of the sale of digital papers and other products optimized for digital output, and
          - Technology, which consists primarily of our BRIGHTCUBE SOLUTION; that we believe represents a unique, superior quality print-on-demand service for the art market.

BrightCube, Inc. (formerly Data Growth, Inc., a publicly traded shell corporation)(the Company), a Nevada corporation, was incorporated on January 23, 1986.

On March 1, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Photoloft.com, Inc., a California corporation (Photoloft) in exchange for 9,579,268 shares of the Company's $.001 par value common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Photoloft, with Photoloft as the acquirer (reverse acquisition). The shares held by the shareholders of the Company prior to the acquisition have been recognized as if they were issued in connection with the acquisition of the Company by Photoloft.

Photoloft, a California corporation, was incorporated on November 17, 1993. Photoloft was a developer and provider of digital imaging infrastructure for the photography markets.

On December 20,2000, the Company completed its acquisition of Extreme Velocity Group, Inc. (EVG), a California corporation (see Note 2). EVG was a Los Angeles based corporation, which provided Internet and imaging solutions to the art market. EVG had a proprietary line of digital papers for use on high quality ink-jet printers, which it designed and distributed. In addition, EVG had a paying subscription based network of independent art frame shops nationwide, which received e-commerce and marketing support from EVG.

During May 2001, the Company's Board of Director's decided to either sell or close the operations of the Company's Photoloft or ASP Services division. In November 2001, the Company sold this division's assets for $1,020,000.

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

The Company has an accumulated deficit of $28,920,900 at March 31, 2002 and incurred a net loss of $1,366,700 for the quarter ended March 31, 2002. Additionally, the Company is in violation of a loan covenant, which has resulted in $258,800 being held as restricted cash by City National Bank as of March 31, 2002. Primarily as a result of recurring losses and limited cash balances, the Company's independent certified public accountants modified their report on its December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

Operating results for the quarter period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


                                        6
--------------------------------------------------------------------------------

3.     SUPPLEMENTAL CASH FLOW DISCLOSURE

During the quarters ended March 31, 2002 and 2001, the Company paid $0 and $800 for income taxes, respectively. During the quarters ended March 31, 2002 and 2001, the Company paid interest of $4,800 and $18,000, respectively.

During the quarter ended March 31, 2002, non-cash financing activities consisted of the following: the issuance of 10,000,000 shares of common stock for investor relation services to be received over a one year period; the issuance of 265,000 shares and warrants to purchase 265,000 shares of common stock in exchange for placement agent services relating to bridge loans received; and the issuance of warrants to purchase 1,875,000 shares of common stock in connection with the issuance and amendment of bridge notes payable. During the quarter ended March 31, 2001, there were no non-cash financing activities.

4.    INTERIM PERIOD AND SUBSEQUENT EVENTS INFORMATION

In January 2002, the Company entered into a consulting agreement with one of its Directors, for a twelve-month period. In exchange for business development, marketing, and product development consulting services, this Director will be paid $2,500 per month as base consulting fees for services in regards to the Company's OEM paper sales and $2,500 per month as a draw against future commissions. Additionally, the Director is to receive 1% to 3% commissions on paper sales to large customers based on his efforts. The Director also was granted non-qualified options to purchase 350,000 shares of Common Stock at an exercise price of $0.11 per share in the Company. 50% of these options vest immediately upon issuance and the remaining 50% vest quarterly over one year. In accordance with SFAS No. 123, the value of the 350,000 options will be recorded as compensation expense over the one year term of the agreement, with the value attributable to the initial 175,000 options vesting immediately ($22,900) being measured upon issuance and the value of the remaining 175,000 options being measured over the one year quarterly vesting period; subject to variable accounting rules.

In February and March 2002, on two closing dates with the same terms, the Company obtained $1,325,000, less financing and bank fees of $185,300, under a bridge loan from outside investors through a placement agent, vFinance Investments, Inc, (the "Bridge"). The Bridge consisted of 26.5 Units (each unit ("Unit") consisting of a 12% nine-month Promissory Note in the principal amount of $50,000 (the "Notes") and 50,000 five-year Common Stock purchase warrants exercisable at $0.09 per share; pursuant to a Subscription Agreement dated January 25, 2002 by and among the Company and certain investors (the "Investors") (the "Subscription Agreement"). Additionally, under the terms of the Subscription Agreement if the Notes are not repaid within 9-months, the Company will issue to holders of any Notes then outstanding a total of 2,500,000 Common Stock purchase warrants exercisable at $0.06 per share per month past due, up to a maximum of 10,000,000 Common Stock purchase warrants (the "Penalty Warrants"). Additionally, in connection with the Bridge, the Company issued 265,000 shares of common stock and warrants to purchase an additional 265,000 shares of common stock with an exercise price of $0.09 per share as placement agent fees. The Company has determined the fair value of the 1,590,000 warrants and 265,000 shares issued in connection with this 2002 Bridge to be $233,700 based on the Black Scholes model, and will record this amount as a debt discount and amortize as interest expense over the nine-month term of the loan. The assumptions used in the Black Scholes model were as follows: no dividend yield, expected volatility of 128%, risk free interest rate of 5% and expected life of five years.

In February 2002, in connection with the Bridge, Intellect Capital Group, LLC ("ICG") agreed to amend its earlier bridge loan from July 2001 for $500,000 as follows: (i) ICG will subordinate its repayment right and will have the right to receive up to $1 for every $2 paid to the note holders under the Bridge unless


                                        7
--------------------------------------------------------------------------------
the Bridge is repaid in full, and (ii) ICG will not exercise the ability under the Loan and Security Agreement and Promissory Note, both dated July 16, 2001 by and between the Company and ICG, for demand payment rights until the earlier of
(a) November 30, 2002 or (b) the Bridge is repaid in full. In return the Company agreed to: (i) issue 500,000 Common Stock purchase warrants exercisable at $0.09 per share to ICG under the same terms as the Note holders under the Bridge, (ii) lower the exercise price of the previously issued 1,875,000 Common Stock purchase warrants from $.30 to $.09 per share and (iii) allow ICG to participate pro rata in the Penalty Warrants, if any, and (iv) increase the interest rate on the loan from 8% to 12% per annum effective February 19, 2002. The Company has determined the fair value of the 500,000 additional warrants and the incremental fair value of the 1,875,000 warrants repriced from $0.30 to $0.09 to be $62,200 based on the Black Scholes model and will record this amount as a debt discount and amortize as interest expense over the amended nine-month term of the loan. The assumptions used in the Black Scholes model were the same as noted in the paragraph above.

On March 13, 2002, the Board of Directors granted options to purchase common shares to management, outside board members, and various other employees as part of a 2002 compensation package. Management and several employees received 5,340,000 options to purchase common stock at $0.11 per share, vesting over three years. Outside Board members received 2,200,000 options with the same exercise price vesting over one year. The intrinsic value of the options issued to management and employees and 600,000 of the options issued to outside Board members was $415,800. The Company has determined the fair value of the remaining 1,600,000 Board options to be $280,800 based on the Black Scholes model, with the following assumptions: no dividend yield, expected volatility of 128%, risk-free interest rate of 5%, and expected life of ten years. The Company will record compensation expense relating to these option issuances over their respective vesting periods.

On April 3, 2002, the Company entered into a one-year agreement, effective as of March 1, 2002, with an investor relations firm. The agreement requires the Company to issue a total of 10,000,000 unregistered and restricted shares of common stock in exchange for the investor relations firm's services. The Company has determined that the fair value of the shares to be issued as $1,300,000 based on the price of the Company's stock on March 1, 2002 (the effective date of the agreement). The Company will record this amount in the statement of operations as investor relation's expenses evenly over twelve months beginning on March 1, 2002. The Company will record a prepaid expense on its balance sheet for any unexpensed amount.

5. DISCONTINUED OPERATIONS AND ASSET SALE

During May 2001 the Company's Board of Director's decided to discontinue its ASP Services ("ASP") operations. The Company sold the majority of these assets in November 2001.

Operating results of this discontinued operation for the quarter ended March 31, 2001 is as follows:

                          THREE MONTHS ENDED
                         --------------------
                            MARCH 31, 2001
                         --------------------
Net Sales                $            99,700
-----------------------  --------------------
Gross (loss)                        ($17,000)
-----------------------  --------------------
(Loss) from Operations             ($860,900)
-----------------------  --------------------
NET (LOSS)                         ($860,900)
-----------------------  --------------------


                                        8
--------------------------------------------------------------------------------

6.     RELATED PARTY TRANSACTIONS

As of March 31, 2002, the Company owed $616,200 to ICG, a major shareholder, for expenses paid by ICG on the Company's behalf and a $500,000 bridge loan obtained in July 2001, plus accrued interest. This amount is included in the payable to stockholders line item.

Al Marco, the Company's CEO, owns the building occupied by the Company in El Segundo, California. The Company paid approximately $36,800 and $35,700 in rent to Al Marco during the quarters ended March 31, 2002 and 2001, respectively.
The Company owed Al Marco $19,100 as of March 31, 2002 for rent expense.

During the quarters ended March 31, 2002 and 2001, the Company paid $5,500 and $66,500 to Marco Fine Arts, a company owned by Al Marco, the Company's CEO. These expenses related to various operating expenses paid on the Company's
behalf by Marco Fine Arts.   As of March 31, 2002, the Company owed Marco Fine
Arts $0.

In January 2002, the Company entered into an independent contractor agreement with one of its directors whereby the Company will receive business development, marketing and product development services over a one-year period (Note 4).

In February 2002, the Company and ICG amended the terms of a bridge loan from July 2001(Note 4).

In March 2002, the Board of Directors approved the grant of options to purchase a total of 5,340,000 shares of common stock, at an exercise price of $0.11 to members of management and the Board of Directors as well as several employees (Note 4).

7.    SEGMENT INFORMATION

The Company has two reportable segments: Technology and Consumables. Technology, previously referred to as Dealer Network, markets the BrightCube Solution, which distributes art images via the Internet for print on demand by its customers through a proprietary system of both software and hardware. The Consumables unit develops and distributes a line of proprietary digital inkjet
papers and related products.   Since the Company's Board of Directors decided to
discontinue its ASP Service operations in May 2001, the ASP Services division is no longer a reportable segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company evaluates segment performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. Expenses that are incurred for the benefit of all of the business segments and that are not directly attributable to one business line, such as administrative overhead, are allocated to each segment based on that segment's share of the consolidated revenues. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies or products and marketing strategies.

The following table presents information about reported segment revenues and loss for the quarter ended March 31, 2002:

                              TECHNOLOGY  CONSUMABLES     TOTAL
                              ----------  -----------  ------------
Revenues from external
customers                     $ 232,400   $  215,400   $   447,800
----------------------------  ----------  -----------  ------------
Segment loss from continuing
operations                    ($712,000)   ($654,700)  ($1,366,700)
----------------------------  ----------  -----------  ------------


                                        9
--------------------------------------------------------------------------------

The following table presents information about reported segment revenue and loss for the quarter ended March 31, 2001:

                                TECHNOLOGY    CONSUMABLES       TOTAL
                               ------------  -------------  -------------
Revenues from external
customers                      $   213,800   $    221,300   $    435,100
-----------------------------  ------------  -------------  -------------
Segment loss from continuing
operations                       ($833,100)   ($1,019,300)   ($1,852,400)
-----------------------------  ------------  -------------  -------------

8.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange
transaction.   In April 2001, the EITF reached a consensus on Issue 00-25,
"Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The consensus reached in Issue 00-25 and Issue 00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001. The adoption of Issue 01-09 during the first quarter of 2002 did not have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, Business Combinations), and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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


                                       10
--------------------------------------------------------------------------------

The Company's previous business combination (the acquisition of EVG) was accounted for using the purchase method. As of March 31, 2002, the net carrying of amount of goodwill remaining is $3,768,000 and there are no separately identified intangible assets. The Company has adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002, and as a result amortization of goodwill has ceased beginning in the first quarter of this year. As a result of a $4,711,800 goodwill write-down recorded as of December 31, 2001, management does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have an adverse impact on the Company's financial position and results of operations upon the final completion of its transitional impairment test in the second quarter of 2002.

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

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of the SFAS No. 144 during the first quarter of 2002 did not have a material impact on the Company's financial position, results of operations, or cash flows.


                                       11
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the financial statements and notes thereto and "Factors That Could Affect Our Financial Condition and Results of Operations" both of which are included elsewhere in this quarterly report.

General
-------

     Brightcube, Inc. is a developer and provider of technology, products, services and papers for the professional art, proofing and photography markets. Our award-winning proprietary line of digital papers allows our customers to digitally print high quality art and photography. When used with our complete end-to-end print-on-demand system for the art market, called the "BRIGHTCUBE SOLUTION(TM)," we believe that we are able to provide a single solution for the dissemination and printing of professional quality images.

     Utilizing our Image Bank provided by Devon Publishing Group and other premiere publishers and artists, the BRIGHTCUBE SOLUTION consists of proprietary hardware which receives high-resolution images over the Internet and allows storefronts and service centers to print these images, on-demand on high-end wide-format inkjet printers, to produce extremely high quality fine art and open edition prints.

     We  have  two  primary  business  units:

          - Consumables, consisting of the sale of digital papers and other products optimized for digital output, and
          - Technology, which consists primarily of our BRIGHTCUBE SOLUTION; that we believe represents a unique, superior quality print-on-demand service for the art market.

HISTORY

We were founded in 1993 as Western Image Technology, Inc., a California corporation, and later changed our name to AltaVista Technology, Inc. In July 1998, we sold our URL, AltaVista.com, to Digital Equipment, now Compaq Computer, and thereafter changed our name to Photoloft.com Inc., or Photoloft. Through February 1999, revenues were derived primarily through the sale of advertising. Beginning in February 1999, we began focusing on increasing e-commerce sales and advertising sales. This continued to be the Company's focus through the first half of 2000 at which point we began focusing on providing private label sites to other businesses that wanted their own photo sharing sites and by powering other digital imaging applications. These services generated revenue through revenue splits with our clients and hosting fees.

On December 20, 2000 we changed our name to Brightcube, Inc. after the acquisition of EVG by PhotoLoft. PhotoLoft provided the digital imaging software and hosting infrastructure business lines, known as ASP Services, and EVG provided the digital paper (Consumables division) and dealer networks division (now called the Technology division). In December 2000 we changed our focus to that of a developer and provider of digital imaging infrastructure, technology, products, services and papers for the professional art and photography markets. We utilized several web sites, a line of digital papers (Consumables), digital imaging software and hosting infrastructure and a subscription based dealer network to enable our clients to store, deliver and print images. During 2001, we introduced the BRIGHTCUBE SOLUTION, sold the ASP Services (Photoloft) division and experienced a significant decline in dealer memberships to our dealer network of frame shops subscribing to the www.frameyourart.com network.
                                                 --------------------


                                       12
--------------------------------------------------------------------------------

Results of Operations
---------------------
Based on the decision to discontinue the ASP services operations our Consolidated Statement of Operations discloses the results of those operations as a single line item called Loss From Discontinued Operations.

Quarter Ended March 31, 2002 compared to Quarter Ended March 31, 2001.
----------------------------------------------------------------------
REVENUES. Revenues for the quarter ended March 31, 2002 increased $12,700 to $447,800 from $435,100 reported in the same quarter last year. As discussed above, management decided to discontinue the ASP segment during May 2001, and as a result, the majority of the assets comprising the ASP segment were sold to a third party in November of 2001. Therefore, the 2001 revenues do not include revenues of $99,700 from discontinued operations. Our revenue growth was not as rapid as anticipated due to the delay of certain product releases as we were beginning the introduction of a complete new line of papers, which was in place during April of 2002. Additionally, the sales of the Brightcube Solution have been growing, but not as rapidly as expected as we have had limited funds with which to build a sales force and to advertise. Our deliveries of the Brightcube Solution to customers have also been delayed due to certain technical issues that were resolved in April of 2002.

Revenue from the Technology segment for the three months ended March 31, 2002 was $232,400, compared to $213,800 for the same period in 2001. This increase of $18,600 reflects both the phasing out of the Frameyourart.com (FYA) membership base and the introduction of BrightCube Solution. Revenues related to FYA were $201,800 for the three months ended March 31, 2001 compared with $ 22,800 for the three months ended March 31, 2002. There were no sales associated with the Brightcube Solution during the three months ended March 31, 2001.

Revenue related to the Consumables segment for the three months ended March 31, 2002 was $215,400 compared to $221,300 for the same period in 2001. During the three months ended March 31, 2001 the Company sold more non-proprietary papers. For the same period in 2002, the Company eliminated most of these products, and began selling mainly proprietary product lines. Therefore the increases in the sales of our own products are not obvious due to the decrease in the sales of other product lines. We also began expanding our product lines, at the request of many of our customers, and expect to see increased sales of paper during the three months ended June 30, 2002 as a result of this expanded product line.

GROSS MARGIN. Gross Margin for the quarter ended March 31, 2002 was 19% compared to 47% for the same period last year. This decrease resulted from changes in our product mix.

The gross margin for the Technology segment for the three months ended March 31, 2002 was $42,400 or 18%. For the same period in 2001, the gross margin for the Technology segment was 97% or $171,600. During the quarter ended March 31, 2001 the majority of the revenues in the Technology division, then called the Dealer Network, came from the sales of FYA memberships, which had almost no cost of goods associated with it as it was an online service. During 2002, we began to replace the sales of FYA memberships with sales of the Brightcube Solution. The Brightcube Solution packages typically consist of a wide format printer, manufactured by third parties such as Epson or Hewlett-Packard, and a hardware device that is manufactured under our brand. Once the Brightcube Solution is installed at our customer's location, they can begin printing artwork from our system. We have very low margins from the hardware but have higher margins from the paper sold by us to our customers, on which art is printed. As we are in the process of growing the Brightcube Solution customer base, our margins will suffer until the recurring sales of paper exceed the hardware sales which has not yet occurred.


                                       13
--------------------------------------------------------------------------------

Gross margin for the three months ended March 31, 2002 for the Consumables segment was 21% or $44,500. This is compared to the Consumables gross margin for the same period in 2001 of 15% or $33,800. The improvement in margin for Consumables segment is a result of higher sales of proprietary papers, which have higher margin.


SELLING AND MARKETING EXPENSES. These expenses for the quarter ended March 31, 2002 were $124,300, reflecting a total decrease of $279,800 compared to the same period last year. Most of our sales and marketing expense related to the promotion of the Technology segment. To promote these products, we advertised in trade magazines within the art industry and participated in several trade shows. We also continued to ship significant quantities of samples of our papers to potential customers to demonstrate our products. We reduced marketing expenses, compared to the comparable period last year, in order to reduce expenditures and conserve cash.

Selling and marketing expenses for the Technology segment for the three months ended March 31, 2002 were $64,400 compared to $253,900 for the same period in 2001. The decrease is attributable to the reduced emphasis on the Frame Your Art business division. In 2002, no funds were expended to sell or market the Frame Your Art business line.

For the three months ended March 31, 2002, the Consumables division incurred $59,900 in selling and marketing expenses compared to $150,200 for the same period in 2001. Overall, selling and marketing expenses were lower in 2002 than 2001 for another reason. During late 2001 and the first quarter 2002, we were involved in a non-monetary transaction for trade show and magazine advertising credits whereby we benefited substantially from the cost savings.

GENERAL AND ADMINISTRATIVE EXPENSES. These expenses for the quarter ended March 31, 2002 were $1,289,200 compared to $1,632,400 for the same period last year; a decrease of $343,200. During the last three quarters of 2001, we reduced our entire headcount and related expenditures in our Northern California operations, part of the discontinued ASP operating division (Photoloft). With the sale of the related assets in November 2001, we did not have any comparable expenses during 2002.

General and administrative expenses for the Technology segment for the three months ended March 31, 2002 were $649,800 compared to $729,500 for the same period in 2001.

General and administrative expenses for the Consumables division for the three months ended March 31, 2002 were $639,400 compared to $902,900 for the same period in 2001. General and administrative expenses are allocated between business segments based on revenues for each segment. As we eliminated a business segment, ASP Services, during the last of half of 2001, the expenses are being allocated more to the remaining divisions.

OTHER INCOME AND EXPENSES. Interest income decreased for the quarter ended March 31, 2002 to $0 from $6,000 reported during the same period last year due to the decrease in cash balances remaining from private placements of common stock. Other income for the quarter ended March 31, 2002 resulted primarily from recognizing miscellaneous revenue due to a non-monetary transaction for advertising and minimal receipts from the ASP segment. For the first quarter of 2001, other income was from payment by sub-lessors in our El Segundo facilities. We no longer have any sub-lessors. Interest and other expenses increased mainly due to interest on the bridge loan payable to ICG and interest associated with the Bridge Loans received in February and March of 2002.


                                       14
--------------------------------------------------------------------------------

NET LOSS. Net loss allocable to common shareholders for the three months ended March 31, 2002 was $1,366,700 compared to a $2,713,300 loss for the same period during 2001. This reduction came mainly from reduced expenditures in Sales and Marketing and General and Administrative Expenses and the sale of our ASP Segment. Our Net Loss per share decreased for the quarter ended March 31, 2002 compared to the first quarter last year due to the decreased net loss and an increase in the weighted average number of shares outstanding.

Liquidity and Capital Resources
-------------------------------

Our capital requirements are dependent on several factors, including market acceptance of our services, the amount of resources devoted to investments in our technology and products, the resources devoted to marketing and selling our services and other factors. If we are to enjoy significant growth, we must work to stay at the forefront of technology and to grow in sales. This may necessitate an increase in expenditures. In addition, we will continue to evaluate possible investments in businesses, products and technologies and plan to expand our sales and marketing programs.

We anticipate that we will require approximately $3 to $5 million in additional capital funding during 2002 to grow as contemplated. We will seek such financing from equity and or debt financing sources. We cannot assure you that we will be able to obtain additional financing in 2002. We believe we are close to securing approximately $5 million in additional funds through a private placement of our common stock that we expect to close by the end of May of 2002. There cannot be any assurances, however, that we will complete this private placement.

We currently anticipate that our available funds on hand will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through May 2002. The sufficiency of these funds is dependent on our ability to increase revenues and control expenditures. If additional financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services or take advantage of business opportunities or respond to competitive pressures. In addition, our ability to meet our obligations and the recoverability of our assets, including goodwill, could be adversely affected. The sale of common stock or any other additional equity or convertible debt securities will result in additional dilution to our stockholders.

If we are unable to generate required resources, our ability to meet our obligations and to continue our operations will be adversely affected. If we are unsuccessful in generating resources from one or more of the anticipated sources and unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or features or entry into various markets and otherwise cutting back operations. Such a scaling back of operations would involve two phases. The first phase would involve reducing our current burn rate by approximately 50% by reducing our number of employees particularly in the web design and administrative departments and related overhead. The second phase would involve substantially reducing our engineering and sales departments. Our current work force is already very lean and any further reduction could significantly limit our ability to function properly.

Net cash used in operating activities during the three months ended March 31, 2002 was $1,043,100, which principally reflected the net loss for the period and an increase in inventory, which was partially offset by the decrease in prepaid expenses and other current assets, increase in accounts payable as well as compensation relating to stock options and warrants recorded during the period. Net cash used by investing activities during the quarter ended March


                                       15
--------------------------------------------------------------------------------

31, 2002 was $6,300, primarily from the purchase of computer equipment. Net cash provided by financing activities was $1,160,500 during the quarter ended March 31, 2002, primarily due to the proceeds received from the issuance of bridge notes payable, net of financing fees.

To date, we have funded our operations primarily through private placements of equity securities and short-term notes payable. At March 31, 2002, we had cash and cash equivalents of $348,300 (excluding restricted cash of $258,800) as compared to $237,200 (excluding restricted cash of $ 345,000) at December 31, 2001.

Primarily as a result of significant recurring losses and limited cash balances, our independent certified public accountants modified their report on our December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

In April 2001, City National Bank informed us that we were out of compliance with a loan covenant, which requires that we maintain cash balances of at least
1.75 times the loan balance. As a result, City National Bank transferred $517,500 into a restricted account. Once our cash balances exceed the minimum requirements, the funds will be released. As of March 31, 2002, our loan balance was $258,800. As required by our loan covenants, $258,800 was held in a restricted account as of March 31, 2002 as collateral for repayment of the loan.

During July 2001, we obtained a Bridge Loan from ICG in the amount of $500,000 at an annual 8% interest rate. The funds were used for general working capital purposes and had a 15-day demand notice call provision. On July 14, 2001 we negotiated a forbearance agreement with ICG providing us with a 30-day period during which ICG would not call the loan in exchange for a warrant for the purchase of 1,875,000 shares of common stock with a $0.30 exercise price per share. As further discussed below, we renegotiated the bridge loan with ICG in February of 2002.

In August 2001, we accepted $1,350,000 in new equity investment from several accredited investors and issued 6,750,000 shares of common stock to these investors. We filed a registration statement with the Securities and Exchange Commission during November 2001 registering those shares. We are also in the process of trying to raise $5 million in additional equity financing to fund operations and anticipate closing on this funding during May of 2002.

In November 2001, we received $1,020,000 from sale of the ASP Services division. $180,000 of the total consideration was deposited in an escrow account to be held for fourteen months to secure satisfaction of certain contingencies by us, if any.

In February and March 2002, we received $1,145,700 in net disbursements ($1,325,000 gross before expenses) from a bridge loan (the Bridge Loan) from unrelated investors raised through the Company's placement agent vFinance Investments Inc. The Bridge Loan is structured as 9-month notes, bearing interest at 12% per annum and each investor received a warrant for the purchase of one common share per dollar of bridge loan at $0.09 per share. Additionally, should the notes not be repaid within the nine months, the note holders will be entitled to additional warrants to purchase 2,500,000 shares of common stock, at an exercise price of $0.06 per share, up to a maximum of warrants covering 10,000,000 shares of common stock.

In connection with the Bridge Loan, the Promissory Note, dated July 16, 2001, in the amount of $500,000, regarding a bridge loan from ICG was amended in February 2002. Under the terms of the amendment ICG will: (i) in the event of repayment of less than the entire amount then outstanding under the new bridge loan described above, ICG will subordinate its payment rights such that ICG shall receive $1 for every $2 paid to the note holders under the Bridge, (ii) ICG shall not transfer the note, and (iii) ICG shall not demand payment on loan for


                                       16
--------------------------------------------------------------------------------
nine months from the date of the last closing of the Bridge or November 30, 2002, whichever is sooner. In the event we file for any form of bankruptcy, this Forbearance will cease to apply. In return, we issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.09 per share and lowered the exercise price of the 1,875,00 warrants previously issued from $0.30 to $0.09 per share. Additionally, the interest rate described in the earlier ICG Promissory Note was amended from 8.0% to 12% per annum as of February 19, 2002 and ICG will be allowed to participate prorata with the note holders from the Bridge Loan on any of the 10,000,000 warrants that may be issued, see above.

During April 2002, we entered into a twelve-month contract, effective as of March 1, 2002, with an investor relations firm. The contract requires that we issue 10,000,000 unregistered and restricted shares as payment for twelve months of service.

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

WE HAVE INCURRED SIGNIFICANT HISTORICAL LOSSES AND MAY CONTINUE TO INCUR LOSSES.

Through March 31, 2002, we incurred accumulated losses of approximately $28,920,900. In order to achieve profitability, we will be required to significantly increase our revenues. However, to do so, we may need to add additional employees and invest in capital equipment. If our revenue growth is slower than we anticipate, or our operating expenses exceed our expectations, we may continue to incur losses or they may be significantly greater. We may never achieve profitability. Primarily as a result of our recurring losses and limited cash balances, our independent certified public accountants modified their report on our December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. We are much like a start-up company and have a limited operating history on which to evaluate our potential for future success.

WE ARE MUCH LIKE A START-UP COMPANY AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We refocused on our business model in December 2000 with the acquisition of Extreme Velocity Group, Inc., or EVG, and therefore are much like a start-up company. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from our products and services. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as e-commerce and digital imaging. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

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


                                       17
--------------------------------------------------------------------------------

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

     - the costs, timing and impact of our marketing and promotion initiatives; and unanticipated delays in the development and distribution of our digital papers.

Because of these and other factors, we believe that year-to-year comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

WE WILL NEED ADDITIONAL CAPITAL.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations through May 2002. Thereafter, we will need to raise additional capital. As additional funds are raised through this offering or the issuance of other equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that, if required, additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required we may not be able to fund expansion, continue to offer products and services, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition and future prospects.

WE ARE GROWING RAPIDLY, AND EFFECTIVELY MANAGING OUR GROWTH MAY BE DIFFICULT.

We are currently experiencing a period of significant expansion with a number of products. In order to execute our business plan, we must continue to grow significantly. This growth will strain our personnel, management systems and


                                       18
--------------------------------------------------------------------------------
resources. To manage our growth, we must implement operational and financial systems and controls, attract and retain senior management and recruit, train and manage new employees. We cannot be certain that we will be able to integrate new executives and other employees into our organization effectively. If we do not manage growth effectively, our business, results of operations and financial condition will be materially and adversely affected.

THERE ARE A LIMITED NUMBER OF PAPER MILLS CAPABLE OF PRODUCING OUR PAPERS.

Our line of digital papers is manufactured by independent paper mills and coating mills to our specifications. There are only a limited number of mills capable of producing such papers. We believe that our current relationships with the mills are strong and that should we lose a mill we will be able to replace its production with that from another mill. However, due to the limited number of these mills such replacement cannot be guaranteed. Therefore the loss of a mill could damage our ability to have our papers produced. Even if we are able to replace the output from a mill, we would most certainly face a short-term supply problem until we would be able to get a new mill up and running. We require most of our mills to enter into exclusive production agreements on our paper lines. If we were required to switch mills it may be difficult to renegotiate such agreements. Without those agreements the confidentiality of our proprietary formulations for the coatings applied to those papers could be jeopardized. This could cause serious damage to our business.

OUR PAPERS ARE SUBJECT TO A SHORT LIFE SPAN AND THEIR DESIGN AND PRODUCTION IS DEPENDANT ON KEY PERSONNEL.

The market for digital papers has evolved quickly and the pace of change is expected to increase in the future. We are therefore required to continually update our designs and create new designs. If we fail to do so, our ability to sell our papers will decline rapidly. The design and production is dependant on key personnel who research and develop the coatings applied to these papers. These personnel also have critical relationships with our suppliers. The loss of any of these individuals could severally damage our ability to design and sell our paper line.

THE INTRODUCTION OF NEW AND BETTER PAPERS BY OUR COMPETITORS COULD DAMAGE OUR ABILITY TO SELL THESE PAPERS.

Should our competitors introduce new products or papers superior to our product line, we may not be able to sell as much paper as anticipated. The competition over paper is based largely on the gamut (range of colors produced on a particular paper) and the length of time a paper can maintain an image without significant fading in the colors. These attributes are achieved mostly through the coating applied to the papers. Should our competitors produce better coatings our paper could become obsolete.

Additionally, we are able to maintain high margins on our paper as we sell to high-end niche markets. We believe we can maintain such margins by continually introducing new products. However, should significant competition enter our markets such margins could be impacted.

OUR NETWORK OF FRAME SHOP DEALERS HAS BEEN DECLINING SINCE YEAR-END FISCAL YEAR 2000.

As part of our acquisition of EVG we acquired their network of independent frame shop member contracts. These frame shops subscribed to our services and paid us a monthly fee. Since December 31, 2000, this network has been in decline due to cancellations among the dealers. The cancellations resulted largely from our change of focus away from offering the dealers exclusive zip code based distribution rights to artwork sold through our e-commerce site, www.frameyourart.com. As a result of the declining membership base, we performed


                                       19
--------------------------------------------------------------------------------
an analysis of our long-lived assets and concluded that a $4,711,800 impairment write down of goodwill was necessary in 2001. We do not expect to receive any significant amount of revenue from the dealer network going forward.

WE DEPEND ON OUR KEY PERSONNEL TO OPERATE OUR BUSINESS, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL AS OUR BUSINESS GROWS.

Our performance is substantially dependent on the continued services and on the performance of our executive officers and other key employees. The loss of the services of any of these executive officers or key employees could materially and adversely affect our business. We currently do not have any "key person" insurance on any of our executive officers or key employees. Additionally, we believe we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. Competition for employees who possess knowledge of our industry and our target markets is intense. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future.

SECURITY IS CRITICAL TO OUR TECHNOLOGY DIVISION.

Our Image Bank, which is critical to the BRIGHTCUBE SOLUTION, consists of digital images obtained mainly from third parties that own the rights to the use of such images. The owners of these images give us the images because, among other reasons, they are comfortable that such images will be secure and not be available for unrestricted use. All images are encrypted before transmission and immediately erased in each remote location after use by our system. We have had security assessments performed and based on these assessments and the design of the system believe that the system is reasonably secure. However, should the security of our system be compromised we may have difficulty maintaining and growing our Image Bank.

OUR TECHNOLOGY DIVISION IS DEPENDANT ON THE AVAILABILITY OF BROADBAND
CONNECTIONS.

The BRIGHTCUBE SOLUTION consists of, in part, a remote piece of hardware that resides in each of our customer's locations. This hardware is connected to our servers through a high-speed broadband Internet connection, such as a digital subscriber line (DSL) or cable modems. The BRIGHTCUBE SOLUTION cannot function without such connections. The availability of high-speed connections varies through the United States and internationally. We believe that such connections are becoming widely available but if this not the case then it will be difficult to grow the BRIGHTCUBE SOLUTION.

OUR TECHNOLOGY DIVISION IS DEPENDENT ON THE AVAILABILITY OF DIGITAL IMAGES.

The BRIGHTCUBE SOLUTION allows our end-users to print images from our Image Bank. The images contained in the Image Bank are critical to the appeal of the system. Most of the images are owned by third parties such as the Devon Publishing Group. Our ability to grow the BRIGHTCUBE SOLUTION'S revenue is dependent on, among other things, being able to maintain and grow the Image Bank. While we currently do not believe the availability of such images is a problem, should that change, the value of the BRIGHTCUBE SOLUTION could be significantly reduced or limited. Additionally, should the cost of digitizing images become too great we would have a difficult time obtaining images at a reasonable cost.

WE MAY FAIL TO ESTABLISH AN EFFECTIVE INTERNAL SALES ORGANIZATION.

To date, we have relied to a significant extent on outside parties to develop new customer opportunities. We believe that the growth of revenues will depend on our ability to establish an aggressive and effective internal sales


                                       20
--------------------------------------------------------------------------------
organization. We will need to increase this sales force in the coming year in order to execute our new business plan. Our ability to increase our sales force involves a number of risks and uncertainties, including competition and the length of time for new sales employees to become productive. If we do not develop an effective internal sales force, our business will be materially and adversely affected.

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

OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE DIGITAL AND E-COMMERCE MARKETS, WHICH IS UNCERTAIN.

Our future revenues and profits substantially depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and for digital image delivery. Rapid growth in the use of the web and commercial online services is a recent phenomenon. Demand for recently introduced services and products over the web and online services is subject to a high level of uncertainty. The development of the web and online services as a viable commercial marketplace is subject to a number of factors, including the following:

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


                                       21
--------------------------------------------------------------------------------

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

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of terrorist activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

We are a Nevada corporation. Anti-takeover provisions of Nevada law could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to stockholders. Our articles of incorporation provide that our Board of Directors may issue preferred stock


                                       22
--------------------------------------------------------------------------------
without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us. All of the foregoing could adversely affect prevailing market prices for our common stock.

LIMITED TRADING VOLUMES AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. In addition to the shares of our common stock being registered for resale pursuant to this prospectus, we are obligated to register an aggregate of 39,814,023 additional shares of our common stock for resale under the Securities Act if so demanded by Intellect Capital Group LLC, a Delaware limited liability company, or ICG, pursuant to an agreement with ICG. To date, no such demand has been made; however upon completion of such registration, a substantial number of additional securities will be placed into the public market with the potential adverse consequences described above. In addition, 18,192,600 restricted shares were issued to the stockholders of EVG upon the acquisition of EVG. If ICG demands registration of its shares, the former EVG stockholders have the option of attaching these shares to be registered. A large portion of these shares became freely tradable under Rule 144, promulgated under Securities Act of 1933, in December 2001. In addition, should Albert Marco, our CEO and majority stockholder of EVG, be terminated without cause within 18 months of his employment (December 2000), we are obligated to provide the EVG stockholders piggyback registration rights.

DILUTION  OF  COMMON  STOCKHOLDERS;  CONTROLLING  STOCKHOLDER.

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

We are also authorized to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. We issued 900 shares of our Series B Preferred Stock in a private placement financing in June 2000. Such shares were convertible automatically into common stock, on or before July 7, 2000, in an amount equal to 50% of our then-outstanding common stock following the conversion (on a fully-diluted basis). As a result of this initial issuance of Series B Preferred Stock, the holder of the 900 shares of Series B Preferred Stock became a controlling stockholder at year-end 2001. At July 8, 2000 we had 33,825,266 shares of common stock outstanding on a fully-diluted basis and therefore if all of the Series B Preferred Stock had been converted on that date, the holder of the Series B Preferred Stock would have owned and controlled 50% of our fully-diluted stock. However, on July 8, 2000, we did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On July 8, 2000, we issued 27,914,023 shares of common stock in conversion of the Series B Preferred Stock. Pursuant to the terms of the May 22,


                                       23
--------------------------------------------------------------------------------

2000 letter agreement between the holder of the Series B Preferred Stock and us, we incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties were waived by the holder in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants may be exercised or exchanged on a two-for-one basis for shares of our common stock. The conversion has diluted, and the exercise of these warrants will dilute, the interests of our other stockholders. We also have an aggregate of 38,994,835 shares reserved for issuance upon exercise of stock options and warrants (including the 11,900,000 shares described above) outstanding as of March 31, 2002.

In December 2000, we acquired Extreme Velocity Group, Inc., or EVG, a provider of Internet and imaging solutions to the business-to-business art market. In connection with the merger, we issued approximately 18.2 million shares of common stock, including approximately 3.2 million shares held in escrow for indemnification obligations of the former EVG stockholders and subsequently authorized for released in December 2001 but actually released in April 2002, in exchange for all outstanding shares of EVG.

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

ACQUISITIONS  MAY  DISRUPT  OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

In December 2000, we merged with EVG, a provider of digital papers and Internet services to the art market. In connection with the merger, we issued approximately 18.2 million shares of our common stock in exchange for all outstanding shares of EVG. Of the 18.2 million shares issued to the former EVG stockholders, 3.2 million shares were held in a twelve month escrow to cover any indemnification obligations of the former EVG stockholders and subsequently released in December 2001. In addition, we paid $800,000 in cash to a company owned by Albert Marco, the principal stockholder of EVG and our current Chief Executive Officer, as payment for services, goods, certain accounts payable and funding provided to EVG. We also assumed a $690,000 line of credit. In anticipation of the closing of the merger, we reduced our Campbell, California staff from 44 persons to 20 persons. In November 2001, we sold the remainder of these operations to Canon USA, Inc. As of March 15, 2002, we do not have any staff in Campbell, California. This reduction, which impacted all departments of Brightcube, eliminated duplication in operations and personnel after the merger was consummated and reduced our expenditures. Amounts paid for severance did not have a material affect on the financial statements.

We may acquire or make investments in other complementary businesses, products, services or technologies on an opportunistic basis when we believe they will assist us in carrying out our business strategy. Growth through acquisitions has been a successful strategy used by other companies. If we buy another company, then we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. An acquisition could distract our management and employees and increase our expenses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions the issuance of which could be dilutive to our existing stockholders.


                                       24
--------------------------------------------------------------------------------

OUR  COMMON  STOCK  PRICE  IS  LIKELY  TO  BE  HIGHLY  VOLATILE.

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the last two years and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded historical lows. We cannot assure you that our stock will trade at the same levels as other Internet stocks or that Internet stocks in general will again reach their high market prices.

Factors that could cause such volatility may include, among other things:

-     actual or anticipated fluctuations in our quarterly operating results;

-     announcements of technological innovations;

-     changes in financial estimates by securities analysts;

-     conditions or trends in the Internet industry; and

-     changes in the market valuations of other Internet companies.

In addition, our stock is currently traded on the OTC BB and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. Failure to list our common stock on the AMEX, the NASDAQ National Market or the NASDAQ SmallCap Market will impair the liquidity of our stock.

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


                                       25
--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS.

From time to time we are a party to various lawsuits that arise in the ordinary course of business. In the opinion of management, these lawsuits, in the aggregate, are not expected to have a material adverse effect on our financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


In January 2002, we entered into a consulting agreement with one of our Directors, for a twelve-month period. Under the terms of this consulting agreement the Director also was granted non-qualified options to purchase 350,000 shares of Common Stock at an exercise price of $0.11 per share. 50% of these options vest immediately and the remaining 50% vest quarterly over one year.

During February and March 2002, we entered into a bridge loan with outside investors for gross proceeds of 1,325,000. Under the terms of the bridge loan we issued warrants for the purchase of 1,325,000 shares of common stock at an exercise price of $0.09 per share. We issued 265,000 shares of common stock and warrants to purchase 265,000 shares of common stock with an exercise price of $0.09 per share to a registered broker dealer as fees on the bridge loan. Additionally, as a result of this bridge we agreed to amend a earlier bridge loan from July of 2001 from a stockholder, and as a result of the amendment, we issued warrants to purchase 500,000 shares at an exercise price of $0.09 per share, increased the interest rate on this bridge from the stockholder from 8% to 12% per annum and lowered the exercise price of the 1,875,000 warrants previously issued from $0.30 to $0.09 per share. We are also obligated to issued warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share per month, up to a maximum of warrants for the purchase of 10,000,000 shares of common stock, we are past due in repayment of the bridge loans, which are due nine months from the dates of closing.

During March 2002, the Board of Directors granted options to purchase common shares to management, outside board members, and various other employees as part of a 2002 compensation package. Management and several employees and consultants received 5,340,000 stock options to purchase common stock at $0.11 per share, vesting over three years. Outside Board members received 2,200,000 non-qualified stock options with the same exercise price vesting over one year.

During April 2002, effective as of March 1, 2002, we entered into a twelve-month contract, effective as of March 1, 2002, with an investor relations firm. The contract requires that we issue 10,000,000 unregistered and restricted shares as payment for twelve months of service.


ITEM  6.  EXHIBITS AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits:

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 2002.


                                       26
--------------------------------------------------------------------------------

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BRIGHTCUBE, INC.

Date:  May 15, 2002                    By:   /s/
                                             -----------------------
                                             Eric Howard
                                             Chief Financial Officer

                                       27
--------------------------------------------------------------------------------