Form 10QSB
period 2002-06-30
BRIGHTCUBE INC
filed 2002-08-19
CIK 1086722

FORM 10-QSB


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

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

                Yes  [x]              No  [ ]


As of August 14, 2002, the issuer had 87,906,995 shares of common stock, $.001 par value per share, outstanding.

                                BRIGHTCUBE, INC.


                                    CONTENTS


                                                                        Page No.
                                                                        --------

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

Consolidated Balance Sheets                                                  4

Consolidated Statements of Operations                                        5

Consolidated Statements of Cash Flows                                        6

Consolidated Notes to Financial Statements                                   7

Item 2. Management's Discussion and Analysis or Plan of Operation           16

PART  II  -  OTHER  INFORMATION

Item 1. Legal Proceedings                                                   34

Item 2. Changes in Securities and Use of Proceeds                           34

Item 6. Exhibits and Reports on Form 8-K                                    35

SIGNATURES

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                                       BRIGHTCUBE, INC.
                                                                            CONSOLIDATED BALANCE SHEETS
=======================================================================================================


                                                                    June 30, 2002    December 31, 2001
ASSETS                                                                 (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                          $       70,100   $          237,200
Restricted Cash                                                           222,800              345,000
Accounts receivable, net of allowance for doubtful accounts of
125,000 and $63,000, respectively                                         165,700              297,000
Inventory                                                                 557,100              348,400
Prepaid expenses and other current assets                               1,010,700              213,700
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    2,026,400            1,441,300
Property and equipment, net                                               242,300              309,300
Goodwill                                                                3,768,000            3,768,000
Other Assets                                                               22,400               45,100
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $    6,059,100   $        5,563,700
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank                                               $      172,500   $          345,000
Short Term Bridge Notes Payable, net of $233,600 discount               1,126,400                    -
Payable to shareholders                                                   693,200              620,500
Accounts payable                                                        1,401,200              806,800
Accrued Expenses                                                          229,500              220,700
Deferred Revenues                                                          42,600               63,500
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITES                                                3,665,400            2,056,500
-------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value; 500,000 shares authorized; no
shares issued and outstanding                                                   -                    -
Common stock, $0.001 par value; 50,000,000 shares authorized;
  87,906,995 and 77,641,995 shares issued and outstanding                  87,900               77,600
Additional paid in capital (as restated)                               45,096,200           43,126,800
Accumulated deficit (as restated)                                     (42,790,400)         (39,697,200)
-------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                              2,393,700            3,507,200
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $    6,059,100   $        5,563,700
=======================================================================================================

                See accompanying notes to consolidated statements

                                                                                                     BRIGHTCUBE, INC.
                                                                                CONSOLIDATED STATEMENTS OF OPERATIONS
=====================================================================================================================

                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         2002             2001             2002             2001
                                                     (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------------------------------------------
REVENUES                                           $       430,900   $      371,600   $      878,700   $     806,700
Cost of Revenues                                           343,100          230,800          704,000         540,700
---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                87,800          140,800          174,700         266,000
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Sales and Marketing                                        117,200          121,100          241,500         405,500
General and administrative                               1,631,800        1,554,600        2,921,000       3,226,400
---------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                 1,749,000        1,675,700        3,162,500       3,631,900
---------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                    (1,661,200)      (1,534,900)      (2,987,800)     (3,365,900)
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest income                                                  -            9,500                -          15,500
Other income (expense)                                      40,300            2,000          120,700           7,200
Interest & other expense                                  (104,800)         (17,700)        (225,300)        (50,300)
---------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                               (64,500)          (6,200)        (104,600)        (27,600)
---------------------------------------------------------------------------------------------------------------------


LOSS BEFORE INCOME TAXES                                (1,725,700)      (1,541,100)      (3,092,400)     (3,393,500)
INCOME TAX EXPENSE                                             800              800              800             800
---------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                         (1,726,500)      (1,541,900)      (3,093,200)     (3,394,300)
LOSS FROM DISCONTINUED OPERATIONS                                -         (213,800)               -      (1,074,700)
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                           $    (1,726,500)  $   (1,755,700)  $   (3,093,200)  $  (4,469,000)
=====================================================================================================================

Loss per Common Share:
Basic and diluted for continuing operations        $         (0.02)  $        (0.02)  $        (0.04)  $       (0.05)
Basic and diluted for discontinuing operations                   -            (0.01)               -           (0.02)

---------------------------------------------------------------------------------------------------------------------
Basic and diluted Net (Loss) per common share      $         (0.02)  $        (0.03)  $        (0.04)  $       (0.07)
=====================================================================================================================

Basic and diluted weighted-average common shares
outstanding                                             87,906,995       67,293,900       84,441,162      67,113,700

           See accompanying notes to consolidated financial statements

                                                                                           BRIGHTCUBE,  INC.
                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
============================================================================================================

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                   2002            2001
                                                                               (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $    (3,093,200)  $ (4,469,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for possible losses                                                    62,000         51,500
     Depreciation                                                                     90,400         96,300
     Compensation relating to stock options and warrants                             383,900        529,200
     Amortization of goodwill                                                              -        681,900
     Amortization of discount on bridge notes payable                                246,400              -
Changes in operating assets and liabilities:
     Accounts Receivable                                                              69,300       (133,200)
     Inventory                                                                      (208,700)      (131,700)
     Prepaid expenses and other current assets                                       504,100         93,200
     Accounts payable                                                                594,400        712,100
     Accrued expenses                                                                  8,800       (307,800)
     Deferred Revenue                                                                (20,900)             -
------------------------------------------------------------------------------------------------------------
Net cash used in Continuing Operations                                            (1,363,500)    (2,877,500)
Net cash used in Discontinuing Operations                                                  -        (95,500)

------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (1,363,500)    (2,973,000)
------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (23,400)       (33,500)
     Other Assets                                                                     22,700          2,900
     Proceeds from disposal of fixed assets                                                -          4,000
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITES                                                    (700)       (26,600)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuances of bridge notes payable, net of financing fees        1,174,700             --
     Repayment of notes payable to bank                                             (172,500)      (172,500)
     Proceeds from shareholder loans                                                  72,700         70,500
     Decrease (Increase) in Restricted Cash                                          122,200       (517,500)
     Proceeds from issuance of stock                                                       -         50,200
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:                               1,197,100       (569,300)
------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (167,100)    (3,568,900)
CASH AND CASH EQUIVALENTS, beginning of period                                       237,200      3,787,300

------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                     $        70,100   $    218,400
============================================================================================================

           See accompanying notes to consolidated financial statements

BRIGHTCUBE,  INC.
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

1.   THE  COMPANY


Brightcube, Inc. (formerly Data Growth, Inc., a publicly traded shell corporation)(the Company), is a developer and provider of technology, products, services and papers for the digital printing markets, such as the art, photographic, or reproduction markets as well as point-of-purchase and banner materials. When combined with the Company's complete end-to-end print-on-demand system for the secure distribution of intellectual property, called the "BRIGHTCUBE SOLUTION (TM)," the Company believes that it is able to provide a single solution for the dissemination and printing of professional quality images.

Utilizing the Company's image bank provided by premiere publishers and artists, the BRIGHTCUBE SOLUTION consists of proprietary hardware which receives high-resolution images over the Internet and allows storefronts and service centers to print these images, on-demand on high-end wide-format inkjet printers, to produce extremely high quality fine art and open edition prints.

The  Company  has  two  primary  business  units:

     - Consumables, consisting of the sale of digital papers and other products optimized for digital output, and
     - Technology, which consists primarily of the BRIGHTCUBE SOLUTION; which the Company believes represents a unique, superior quality print-on-demand service for the art market. The Brightcube Solution also represents a potentially significant channel of distribution for the Company's digital papers.

Brightcube, Inc. (formerly Data Growth, Inc., a publicly traded shell corporation)(the Company), a Nevada corporation, was incorporated on January 23, 1986.

On March 1, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Photoloft.com, Inc. (formerly Alta Vista Technology, Inc.), a California corporation incorporated in 1993 (Photoloft), in exchange for 9,579,268 shares of the Company's $.001 par value common stock. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Photoloft, with Photoloft as the acquiror (reverse acquisition).

Photoloft, a California corporation, was incorporated on November 17, 1993. Photoloft was a developer and provider of digital imaging infrastructure for the photography markets.

On December 20, 2000, the Company completed its acquisition of Extreme Velocity Group, Inc. (EVG), a California corporation. EVG was a Los Angeles based corporation, which provided Internet and imaging solutions to the art market. EVG had a proprietary line of digital papers for use on high quality ink-jet printers, which it designed and distributed. In addition, EVG had a paying subscription based network of independent art frame shops nationwide, which received e-commerce and marketing support from EVG.

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

In connection with filing a registration statement on Form SB-2 in May 2002, the Company's accounting was reviewed by the Securities and Exchange Commission
(SEC). Due to this review and based upon the Company's consultation with the SEC, the Company's accounting treatment for the transaction involving the issuance of the Company's Series B Preferred Stock, issued during 2000, was changed. During 2000, the Company issued 900 shares of Series B preferred stock that was convertible into 50% of the Company's shares of common stock on a fully-diluted basis for cash proceeds of $9,000. The accounting for this transaction, which had originally been recorded as a stock issuance cost (with the estimated fair value security recorded by both increasing and decreasing additional paid in capital) relating to a private placement of common stock, has been changed resulting in a $12.1 million charge to general and administrative expense during 2000. As a result the Company's balance sheet for the year ended December 31, 2001 has been restated. The accompanying balance sheet as of December 31, 2001 and June 30, 2002 reflects the $12,143,000 increase in the accumulated deficit and additional paid in capital as a result of the change in accounting treatment for this transaction.

The Company has an accumulated deficit of $30,647,500 at June 30, 2002 and incurred a net loss of $3,093,200 for the six months ended June 30, 2002. Additionally, the Company is in violation of a loan covenant, which has resulted in $172,500 being held as restricted cash by City National Bank as of June 30, 2002. The bank has another $50,300 of restricted cash to secure corporate credit cards. Primarily as a result of recurring losses, the Company's independent certified public accountants modified their report on its December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

As previously disclosed in the Company's March 31, 2002 10QSB filing, the Company has been actively seeking additional capital. The Company estimated that its cash on hand at that time would be sufficient through May 24, 2002. On May 8, 2002 the Company filed a Form SB-2 with the Securities and Exchange Commission. The Company expected to use the shares registered under that filing to obtain additional financing. The Securities and Exchange Commission staff is reviewing this registration statement and the Company does not have any estimate as to when to expect its effectiveness. The delay caused by this review has caused the Company significant problems with obtaining financing for the Company. As of August 14, 2002 and since the May 8, 2002 filing date of the Form SB-2, the Company has been able to raise approximately $200,000 in short terms borrowings with $50,000 coming from existing shareholders. The Company has laid-off most of its remaining employees and as of August 15, 2002 has nine remaining employees on staff. Additionally, the Company has been forced to delay payments to most of its vendors and defer salaries for management. If the Company is unable to raise additional capital almost immediately the Company may be forced lay-off its remaining workforce and either restructure or close the Company. Additionally, as disclosed further under Note 4, if the Company cannot raise sufficient capital to repay bridge loans due beginning November 2002, the Company will be forced to issue penalty warrants for the purchase of 2,500,000 shares of common stock per month past due at an exercise price of $0.06 up to a maximum of warrants for the purchase of 10,000,000 common stock shares.

Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

3.   SUPPLEMENTAL  CASH  FLOW  DISCLOSURE

During each of the six months ended June 30, 2002 and 2001, the Company paid $800 for income taxes. During the six months ended June 30, 2002 and 2001, the Company paid interest of $8,300 and $30,700, respectively.

During the six months ended June 30, 2002, non-cash financing activities consisted of the following: the issuance of 10,000,000 shares of restricted common stock for investor relations services to be received over a one year period beginning March 1, 2002; the issuance of 265,000 shares and warrants to purchase 265,000 shares of common stock in exchange for placement agent services relating to bridge loans received; and the issuance of warrants to purchase 1,875,000 shares of common stock in connection with the issuance and amendment of bridge notes payable. During the six months ended June 30, 2001, there were no non-cash financing activities.

4.   INTERIM  PERIOD  AND  SUBSEQUENT  EVENTS  INFORMATION

During the six months ended June 30, 2002 and 2001, options and warrants to purchase 38,914,695 and 31,583,679 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share since their effect would be anti-dilutive.

In January 2002, the Company entered into a consulting agreement with one of its non-employee Directors, for a twelve-month period. In exchange for business development, marketing, and product development consulting services, this Director will be paid $2,500 per month as base consulting fees for services in regards to the Company's OEM paper sales and $2,500 per month as a draw against future commissions. Additionally, the Director is to receive 1% to 3% commissions on paper sales to large customers based on his efforts. The Director also was granted non-qualified options to purchase 350,000 shares of Common Stock at an exercise price of $0.11 per share in the Company. 50% of these options vested immediately upon issuance and the remaining 50% vest quarterly over one year. In accordance with SFAS No. 123, the value of the 350,000 options will be recorded as compensation expense over the one year term of the agreement, with the value attributable to the initial 175,000 options vesting immediately ($22,900) being measured upon issuance and the value of the remaining 175,000 options being measured over the one-year quarterly vesting period; subject to variable accounting rules.

In February and March 2002, on two closing dates with the same terms, the Company obtained $1,325,000, less financing and bank fees of $185,300, under a bridge loan from outside investors through a placement agent, vFinance Investments, Inc, (the "Bridge"). The Bridge consisted of 26.5 Units (each unit ("Unit") consisting of a 12% nine-month Promissory Note in the principal amount of $50,000 (the "Notes") and 50,000 five-year Common Stock purchase warrants exercisable at $0.09 per share; pursuant to a Subscription Agreement dated January 25, 2002 by and among the Company and certain investors (the

"Investors") (the "Subscription Agreement"). Additionally, under the terms of the Subscription Agreement if the Notes are not repaid within 9-months, the Company will issue to holders of any Notes then outstanding a total of 2,500,000 Common Stock purchase warrants exercisable at $0.06 per share per month past due, up to a maximum of 10,000,000 Common Stock purchase warrants (the "Penalty Warrants"). Additionally, in connection with the Bridge, the Company issued 265,000 shares of common stock and warrants to purchase an additional 265,000 shares of common stock with an exercise price of $0.09 per share as placement agent fees. The Company has determined the fair value of the 1,590,000 warrants and 265,000 shares issued in connection with the Bridge to be $233,700 based on the Black Scholes model, and will record this amount as a debt discount and amortize it as interest expense over the nine-month term of the loan. The assumptions used in the Black Scholes model were as follows: no dividend yield, expected volatility of 128%, risk free interest rate of 5% and expected life of five years.

In February 2002, in connection with the Bridge, Intellect Capital Group, LLC ("ICG") agreed to amend its earlier bridge loan from July 2001 for $500,000 as follows: (i) ICG will subordinate its repayment right and will have the right to receive up to $1 for every $2 paid to the note holders under the Bridge unless the Bridge is repaid in full, and (ii) ICG will not exercise the ability under the Loan and Security Agreement and Promissory Note, both dated July 16, 2001 by and between the Company and ICG, for demand payment rights until the earlier of
(a) November 30, 2002 or (b) the Bridge is repaid in full. In return the Company agreed to: (i) issue 500,000 Common Stock purchase warrants exercisable at $0.09 per share to ICG under the same terms as the Note holders under the Bridge, (ii) lower the exercise price of the previously issued 1,875,000 Common Stock purchase warrants from $.30 to $.09 per share and (iii) allow ICG to participate pro rata in the Penalty Warrants, if any, and (iv) increase the interest rate on the loan from 8% to 12% per annum effective February 19, 2002. The Company has determined the fair value of the 500,000 additional warrants and the incremental fair value of the 1,875,000 warrants repriced from $0.30 to $0.09 to be $62,200 based on the Black Scholes model and will record this amount as a debt discount and amortize as interest expense over the amended nine-month term of the loan. The assumptions used in the Black Scholes model were the same as noted in the paragraph above.

On March 13, 2002, the Board of Directors granted options to purchase common shares to management, outside board members, and various other employees as part of a 2002 compensation package. Management and several employees received 5,340,000 options to purchase common stock at $0.11 per share, vesting over three years. Outside Board members received 2,200,000 options with the same exercise price vesting over one year. The intrinsic value of the options issued to management and employees and 600,000 of the options issued to outside Board members was $746,200. The Company has determined the fair value of the remaining 1,600,000 Board options, subject to variable accounting rules, to be $360,000 based on the Black Scholes model, with the following assumptions: no dividend yield, expected volatility of 128%, risk-free interest rate of 5%, and expected life of ten years. The Company will record compensation expense relating to these option issuances over their respective vesting periods.

On April 3, 2002, the Company entered into a one-year agreement, effective as of March 1, 2002, with an investor relations firm. The agreement requires the Company to issue a total of 10,000,000 unregistered and restricted shares of common stock in exchange for the investor relations firm's services. The Company has determined that the fair value of the shares to be issued as $1,300,000 based on the price of the Company's stock on March 1, 2002 (the effective date of the agreement). The Company will record this amount in the statement of operations as investor relation's expenses evenly over twelve months beginning on March 1, 2002. The Company has recorded a prepaid expense on its balance sheet for any unexpensed amount.

On June 21, 2002, the Company received $50,000 in short-term borrowing from ICG. The terms are substantially the same as those provided under the Loan and Security Agreement with ICG dated July 16, 2001 and amended February 18, 2002. On June 25, 2002 the Company received $35,000 from an unrelated investor with the same terms as ICG, and the Company received an additional $15,000 in July 2002 from the same investor. There were no warrants or equity securities attached to either short-term borrowing.

On August 2, 2002, the Company received gross proceeds of $100,000 in short-term debt from an unrelated investor. The Company entered into a financing agreement and a note under which it agreed to repay the $100,000 on or before October 30, 2002 plus accrued interest at an annual rate of 10%. In connection with financing agreement, the Company agreed to issue a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.08 per share. The Company has determined the fair value of the warrant to purchase 1,000,000 shares of common stock issued in connection with this short-term debt to be $69,500 based on the Black Scholes model, with the following assumptions: no dividend yield, expected volatility of 130%, risk-free interest rate of 4% and expected life of five years. The Company will record this amount as interest expense over the three-month term of the loan. Additionally, one of the Company's officers and one of its directors each agreed to pledge 2,225,000 of their shares of common stock as collateral for the loan. If the Company is unable to repay the amount due on time, the note holder will be entitled to seize the pledged shares and sell a sufficient number with which to recover the loan amount. The Company has not, but expects to enter into agreements with both the officer and the director under which the Company will agree to reimburse them for any shares seized by the note holder under the pledge agreement. On August 15, 2002, the Company laid-off most of its work force and currently has nine remaining employees.

City National Bank has $50,300 held as restricted cash as collateral for the corporate credit cards issued to management. The June 30, 2002 balance outstanding on the Company's corporate credit cards is $54,400; therefore, there are no additional charging privileges.

5.   OPERATING  RESULTS  FROM  DISCONTINUED  OPERATIONS

During May 2001 the Company's Board of Director's decided to discontinue its ASP Services ("ASP") operations. The Company sold the majority of the assets in November 2001.

Operating results of this discontinued operation for the three and six month period ended June 30, 2001 consist of:

                            THREE MONTHS                  SIX MONTHS ENDED
                            ENDED JUNE  30,  2001         JUNE 30, 2001

Net  Sales                   $    171,200                  $     294,300
Gross  profit                      56,800                         95,900
(Loss)  from  Operations         (213,800)                    (1,074,700)
NET  (LOSS)                  $   (213,800)                 $  (1,074,700)

--------------------------------------------------------------------------------

6.   RELATED  PARTY  TRANSACTIONS

As of June 30, 2002, the Company owed $622,200 to Intellect Capital Group, LLC
(ICG), a shareholder, for expenses paid by ICG on the Company's behalf, a $500,000 bridge loan received in July 2001, accrued interest, and $50,000 in additional short term borrowings received on June 21, 2002. The terms of the June 2002 borrowings are substantially the same as those provided under the Loan and Security Agreement with ICG dated July 16, 2001 and amended February 18, 2002, except there were no additional warrants issued.

Al Marco, the Company's CEO, owns the building occupied by the Company in El Segundo, California. The Company was obligated for approximately $90,600 in rent to Al Marco during the six months ended June 30, 2002. The Company owed Al Marco $71,000 as of June 30, 2002 for expense reimbursements and rent on the El Segundo facility.

During the six months ended June 30, 2002, the Company paid $5,500 to Marco Fine Arts, a company owned by Al Marco, the Company's CEO. These expenses related to various operating expenses paid on the Company's behalf by Marco Fine Arts. As of June 30, 2002, the Company owed Marco Fine Arts $0.

In January 2002, the Company entered into an independent contractor agreement with one of its directors whereby the Company will receive business development, marketing, and product development services over a one-year period (Note 4).

In February 2002, the Company and ICG amended the terms of a bridge loan from July 2001 (Note 4).

In March 2002, the Board of Directors approved the grant of options to purchase a total of 5,340,000 shares of common stock, at an exercise price of $0.11 to members of management and the Board of Directors as well as several employees (Note 4).

7.   SEGMENT  REPORTING

The Company has two reportable segments: Technology and Consumables. Technology, previously referred to as Dealer Networks, markets the Brightcube Solution, which distributes art images via the Internet for print-on-demand by its customers through a proprietary system of both software and hardware. The Technology segment also sells paper consumable products thru this division. The Consumables unit develops and distributes a line of proprietary digital inkjet papers and related products. Since the Company's Board of Directors decided to discontinue its ASP service operations in May 2001, this division is no longer a reportable segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company evaluates segment performance based on income or loss before income taxes, not including nonrecurring gains or losses. Inter-segment transfers between reportable segments have been insignificant. Expenses that are incurred for the benefit of all of the business segments and that are not directly attributable to one business line, such as administrative overhead, are allocated to each segment based on that segment's share of the consolidated revenues. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies or products and marketing strategies.

The following table presents information about reported segment revenues and loss for the six months ended June 30, 2002:

                                   Technology    Consumables      Total
                                  ------------  -------------  ------------
Revenues from external customers  $   375,100   $    503,600   $   878,700
--------------------------------  ------------  -------------  ------------
Segment loss before income taxes  $(1,514,300)  $ (1,578,100)  $(3,092,400)
--------------------------------  ------------  -------------  ------------

The following table presents information about reported segment revenues and loss for the six months ended June 30, 2001:

                                   Technology    Consumables      Total
                                  ------------  -------------  ------------
Revenues from external customers  $   323,700   $    483,000   $   806,700
--------------------------------  ------------  -------------  ------------
Segment loss before income taxes  $(1,382,600)  $ (2,010,900)  $(3,393,500)
--------------------------------  ------------  -------------  ------------

The following table presents information about reported segment revenues and loss for the three months ended June 30, 2002:

                                   Technology    Consumables      Total
                                  ------------  -------------  ------------
Revenues from external customers  $   137,400   $    293,500   $   430,900
--------------------------------  ------------  -------------  ------------
Segment loss before income taxes  $  (806,300)  $   (919,400)  $(1,725,700)
--------------------------------  ------------  -------------  ------------

The following table presents information about reported segment revenues and loss for the three months ended June 30, 2001:

                                   Technology    Consumables      Total
                                  ------------  -------------  ------------
Revenues from external customers  $   152,000   $    219,600   $   371,600
--------------------------------  ------------  -------------  ------------
Segment loss before income taxes  $  (750,300)  $   (790,800)  $(1,541,100)
--------------------------------  ------------  -------------  ------------

8.   NEW  ACCOUNTING  STANDARDS

In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or are exercisable by a customer as a result of, a single exchange transaction. In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the recognition, measurement, and income statement classification of consideration, other than that directly addressed by Issue 00-14, from a vendor to a retailer or wholesaler. Issue 00-25 will be effective for the Company's 2002 fiscal year. Both Issue 00-14 and 00-25 have been codified under issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The consensus reached in Issue 00-25 and 00-14 (codified by Issue 01-09) are effective for fiscal quarters beginning after December 15, 2001. The adoption of 01-09 during the first quarter of 2002 did not have a material impact on the Company's financial position or results of operations.

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

The Company's previous business combination (the acquisition of EVG) was accounted for using the purchase method. As of June 30, 2002, the net carrying of amount of goodwill remaining is $ 3,768,000 and there are no separately identified intangible assets. The Company has adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002, and as a result amortization of goodwill has ceased beginning in the first quarter of this year. As a result of a $4,711,800 goodwill write-down recorded as of December 31, 2001, the adoption of SFAS No. 141 and SFAS No. 142 did not have an adverse impact on the Company's financial position and results of operations upon the final completion of its transitional impairment test in the second quarter of 2002.

In August 2001, the FASB issued SFAS 143 Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost asset and classify the accrued amount as a liability in the balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operation, or cash flows.

In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes the SFAS No. 121 by requiring that one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operation to include more disposal transactions. SFAS 144 will be effective for the fiscal years beginning after December 15, 2001. The adoption of the SFAS No. 144 during the first quarter of 2002 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Statement of Financial Accounting Standards No. 145. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company's financial position, results of operations, or cash flows.

Statement of Financial Accounting Standards No. 146. Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 does not expect to have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES," OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ELSEWHERE IN THIS REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the financial statements and notes thereto and "Factors That Could Affect Our Financial Condition and Results of Operations" both of which are included elsewhere in this quarterly report.

General
-------

Brightcube, Inc. is a developer and provider of technology, products, services and papers for the digital printing markets, such as the art, photographic, or reproduction markets as well as point-of-purchase and banner materials. When combined with our complete end-to-end print-on-demand system for the secure distribution of intellectual property, called the "BRIGHTCUBE SOLUTION (TM)," we believe that we are able to provide a single solution for the dissemination and printing of professional quality images.

Utilizing our Image Bank provided by premiere publishers and artists, the BRIGHTCUBE SOLUTION consists of proprietary hardware which receives high-resolution images over the Internet and allows storefronts and service centers to print these images, on-demand on high-end wide-format inkjet printers, to produce extremely high quality fine art and open edition prints.

We have two primary business units:

     - Consumables, consisting of the sale of digital papers and other products optimized for digital output, and
     - Technology, which consists primarily of our BRIGHTCUBE SOLUTION; that we believe represents a unique, superior quality print-on-demand service for the art market.

As previously disclosed in the Company's March 31, 2002 10QSB filing, the Company has been actively seeking additional capital. The Company estimated that cash on hand at that time would be sufficient through May 24, 2002. On May 8, 2002 the Company filed a Form SB-2 with the Securities and Exchange Commission. The Company expected to use the shares registered under that filing to obtain additional financing. The Securities and Exchange Commission staff is reviewing this registration statement and the Company does not have any estimate as to when to expect its effectiveness. The delay caused by this review has caused the Company significant problems with obtaining financing for the Company. As of August 14, 2002 and since the May 8, 2002 filing date of the Form SB-2, the Company has been able to raise approximately $200,000 in short terms borrowings with $100,000 coming from existing shareholders. The Company has laid-off approximately six employees and taken additional steps to reduce its overhead. Additionally, the Company has been forced to delay payments to most of its vendors and defer salaries for management. If the Company is unable to raise additional capital immediately the Company may be forced lay-off its workforce and either restructure or close the Company.

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

On December 20, 2000 we changed our name to Brightcube, Inc. after the acquisition of Extreme Velocity Group (EVG) by PhotoLoft. PhotoLoft provided the digital imaging software and hosting infrastructure business lines, known as ASP Services, and EVG provided the digital paper (Consumables division) and dealer networks division (now called the Technology division). In December 2000 we changed our focus to that of a developer and provider of digital imaging infrastructure, technology, products, services, and papers for the professional art and photography markets. We utilized several web sites, a line of digital papers (Consumables), digital imaging software and hosting infrastructure and a subscription based dealer network to enable our clients to store, deliver and print images. During 2001, we introduced the BRIGHTCUBE SOLUTION, sold the ASP Services (Photoloft) division and experienced a significant decline in dealer memberships to our dealer network of frame shops subscribing to the www.frameyourart.com network.
--------------------

Results  of  Operations
-----------------------

Based on the decision to discontinue the ASP services operations our Consolidated Statement of Operations discloses the results of those operations as a single line item called Loss From Discontinued Operations for the six months ended June 30, 2001. During the year 2002, we did not have any operations from Discontinued Operations.

Three Months Ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

REVENUES. Revenues for the three months ended June 30, 2002 were $430,900 compared to $371,600 for the same period in 2001. Our revenue growth was not as rapid as anticipated due to the delay of certain product releases as we introduced a complete new line of papers, which was in place during May of 2002. While the demand for our digital papers was strong we had difficulty meeting that demand due to shortages in key products caused by our lack of working capital. Additionally, the sales of the Brightcube Solution had been growing during the first quarter 2002, but not as rapidly as expected as we have had limited funds with which to build a sales force and to advertise. Our deliveries of the Brightcube Solution to customers were also delayed due to certain technical issues that were resolved in April of 2002, as well as the release of certain new printer models, see below.

Revenue from the Technology segment for the three months ended June 30, 2002 was $137,400 compared to $152,000 for the same period in 2001. This decrease of $14,600 reflects both the phasing out of the Frameyourart.com (FYA) membership base and the introduction of the Brightcube Solution. We typically sell a package to our new Brightcube Solution dealers that includes a hardware device that is loaded with software of our design along with a wide-format printer typically produced by either Epson or Hewlett Packard. The Epson printers have historically been our best sellers. In May of 2002, Epson announced a new printer line that was released in June. The new printer line offers significant improvements over earlier models at very beneficial prices. A majority of our new dealers decided to wait for the release of this new line to purchase their printers. The line was released in June of 2002 but is still in very short supply. We have had difficulty, to date, in sourcing these Epson printers, which has delayed the setup of a number of new dealers.

Revenue related to the Consumables segment for the three-month period ended June 30, 2002 was $293,500 compared to $219,600 for the same period in 2001. During the three-month period ended June 30, 2001, the Company sold more non-proprietary papers. For the same period in 2002, the Company eliminated these products, and began selling proprietary product lines. Therefore, the increases in the sales of our own products are not as obvious due to the decrease in the sales of other product lines. We also began expanding our product lines, at the request of many of our customers, and expect to see increased sales of paper for the year ended December 31, 2002 as a result of this expanded product line put in place during May of 2002. However, as discussed above, the Company is urgently seeking additional capital. We have delayed payment to most of our vendors and as a result most of these vendors are not currently shipping us products. Without additional capital, our sales will likely decline due to product shortages. We are currently facing product shortages in several of our key product lines that we cannot fill without additional capital. Additionally, while we believe there is very strong demand for our products as evidenced by customer inquires and comments, we need to expand our sales and marketing efforts in order to capture this opportunity. We believe that we can improve our sales and marketing programs within 4-6 weeks if we receive additional funding.

GROSS MARGIN. Gross Margin for the three-month period ended June 30, 2002 was 20% compared to 38% for the same period 2001. Gross margin has decreased due to both higher volumes of hardware sales related to the Brightcube Solution and a shortage of many of our higher margin papers due to lack of working capital. The Brightcube Solution provides an attractive recurring distribution channel for our digital papers. We view any hardware sold to the Brightcube Solution dealers as an opportunity to lock-in that distribution channel and therefore do not seek higher margins. Additionally, due to the delay in the new papers we did not experience an increase in gross margin from the prior year. These proprietary papers should ultimately have a higher gross margin.

SELLING AND MARKETING EXPENSES. Selling and Marketing Expenses for the three months ended June 30, 2002 were $117,200, reflecting a $3,900 decrease as compared to $121,100 incurred during the three months ended June 30, 2001. Substantially all of the sales and marketing expense resulted from the promotion of the Brightcube Solution product. Technology segment. To promote this product, we advertised in trade magazines within the art industry and participated in several trade shows. We also continued to ship significant quantities of samples of our products to potential customers to demonstrate our products. We reduced selling and marketing expenses, compared to the comparable period last year, in order to reduce expenditures and conserve cash. We will need to increase sales and marketing efforts in the future in order to grow the business. We believe, however, that such additional expenditures will be off-set by increased revenue generated as a result of the additional spending.

The Technology segment incurred $110,100 in sales and marketing expenses for the three months ended June 30, 2002 compared to $49,700 for the same period in 2001.

Sales and marketing expenses for the Consumables segment for the three months ended June 30, 2002 were $7,100 compared to $71,400 for the same period in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are allocated between business segments based on revenues for each segment; excluding salary expense and several specific identifiable expenses. As we eliminated a business segment, ASP Services, during the last half of 2001, the expenses are being allocated more to the remaining divisions. General and Administrative expenses for the three months ended June 30, 2002, were $1,631,800 compared to $1,554,600 for the same period in 2001. This increase of $77,200 primarily relates to significant expenses incurred in Investor Relations fees.

General and administrative expenses for the Technology segment for the three months ended June 30, 2002 were $701,600 compared to $712,200 for the same period in 2001.

General and administrative expenses for the Consumables division for the six months ended June 30, 2002 were $930,200 compared to $842,400 for the same period in 2001.

OTHER INCOME AND EXPENSE. Other income for the three-month period ended June 30, 2002 resulted primarily from recognizing miscellaneous revenue due to a non-monetary transaction for advertising and minimal receipts from the ASP segment. For the three-month period ended June 30, 2001, other income included payment by sub-lessors in our El Segundo facility. We no longer have any sub-lessors. Interest and other expenses increased mainly due to accrued interest on the July 2001 bridge loan payable to ICG and interest associated with the Bridge Loans received in February and March 2002.

NET LOSS. Net loss for the three months ended June 30, 2002 and 2001 was $1,726,500 and $1,755,700, respectively, reflecting both continuing and discontinued operations. This reduction came mainly from reduced expenses from our discontinued ASP Segment in November 2001.

Six Months Ended June 30, 2002 compared to six months ended June 30, 2001
-------------------------------------------------------------------------

REVENUES. Revenues for the six months ended June 30, 2002 were $878,700 compared to $806,700 for the same period in 2001. As discussed above, management decided to discontinue the ASP segment during May 2001, and as a result, the majority of the assets comprising the ASP segment were sold to a third party in November of 2001. Therefore, the 2001 revenues do not include revenues of $294,300 from discontinued operations. During the first quarter of 2002, our revenue growth was not as rapid as anticipated due to the delay of certain product releases as we introduced a complete line of digital papers, which was in place during May of 2002. During the second quarter of 2002 we were forced to reduce our sales and marketing expenditures due to the lack of operating capital. This resulted in reduced sales. Additionally, we have also been unable to pay a number of our key vendors, which has resulted in a shortage of certain products and therefore reduced sales.

Revenue from the Technology segment for the six months ended June 30, 2002 was $375,100 compared to $323,700 for the same period in 2001. This increase of $51,400 reflects both the phasing out of the Frameyourart.com (FYA) membership base and the introduction of the Brightcube Solution. The Company did not advertise for the FYA services nor did it focus its sales forces on these services. The focus of the sales department was shifted to the Brightcube Solution.

Revenue related to the Consumables segment for the six-month period ended June 30, 2002 was $503,600 compared to $483,000 for the same period in 2001. During the six-month period ended June 30, 2001, the Company sold mostly papers that were not Brightcube branded and not proprietary. For the same period in 2002, the Company eliminated most of these products, and began selling mainly proprietary product lines branded as Brightcube product. Therefore, the increases in the sales of our own products are not obvious due to the decrease in the sales of other product lines. We also began expanding our product lines, at the request of many of our customers, and expect to see increased sales of paper for the full year ended December 31, 2002 as a result of this expanded product line. However, due to the lack of working capital, the expansion has been slow and our inventory levels have been low. Without additional capital our sales are likely to decline due to lack of product.

GROSS MARGIN. Gross Margin for the six-month period ended June 30, 2002 was 20% compared to 30% for the same period 2001. Gross margin has decreased due to both higher volumes of hardware sales related to the Brightcube Solution and a shortage of many of our higher margin papers due to lack of working capital. The Brightcube Solution provides an attractive recurring distribution channel for our digital papers. We view any hardware sold to the Brightcube Solution dealers as an opportunity to lock-in that distribution channel and therefore do not seek higher margins. Additionally, due to the delay in the new papers we did not experience an increase in gross margin from the prior year. These proprietary papers should ultimately have a higher gross margin.

SELLING AND MARKETING EXPENSES. Selling and Marketing Expenses for the six months ended June 30, 2002 were $241,500, reflecting a $164,000 decrease as compared to $405,500 incurred during the six months ended June 30, 2001. A substantial majority of the sales and marketing expense resulted from the promotion of the Brightcube Solution, part of the Technology segment. To promote this product, we advertised in trade magazines within the art industry and participated in several trade shows. We also continued to ship significant quantities of samples of our products to potential customers to demonstrate our products. We reduced marketing expenses, compared to the comparable period last year, in order to reduce expenditures and conserve cash.

Sales and marketing expenses for the Technology segment were $189,600 for the six months ended June 30, 2002. For the same period in 2001, sales and marketing expenses for the Technology segment were $ 167,600.

Sales and marketing expenses for the Consumables divisions for the six months ended June 30, 2002 were $51,900 compared to $237,900 for the same period in 2001. Due to our lack of capital we focused our marketing budget on the launch of the Brightcube Solution.

GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses for the six months ended June 30, 2002, were $2,921,000 compared to $3,226,400 for the same period in 2001. General and Administrative Expenses decreased during 2002 due to cost cutting measures enacted to reduce our expenses. These reductions were largely the result of reduced salaries due to headcount reductions. Headcount was reduced from 32 to 25 during the first six months of 2002. We reduced expenditures to conserve capital.

General and administrative expenses for the Technology segment for the six months ended June 30, 2002 were $1,344,100 compared to $1,645,500 for the same period in 2001.

General and administrative expenses for the Consumables division for the six months ended June 30, 2002 were $1,576,900 compared to $1,580,900 for the same period in 2001. We reduced expenditures to conserve capital. General and administrative expenses are allocated between business segments based on revenues for each segment; excluding salary expense and several specific identifiable expenses.

OTHER INCOME AND EXPENSE. Interest income decreased for the six months ended June 30, 2002 to $0 from $15,500 reported during the same period last year due to the decrease in cash balances remaining from private placements of common stock. Other income for the six-month period ended June 30, 2002 resulted primarily from recognizing miscellaneous revenue due to a non-monetary transaction for advertising and minimal receipts from the ASP segment. For the six-month period ended June 30, 2001, other income included payment by sub-lessors in our El Segundo facility. We no longer have any sub-lessors. Interest and other expense increased mainly due to accrued interest on the July 2001 bridge loan payable to ICG and accrued interest associated with the Bridge Loans received in February and March 2002.

NET LOSS. Net loss for the six months ended June 30, 2002 was $3,093,200. Net loss for the six months ended June 30, 2001 was $4,469,000, reflecting both continuing and discontinued operations. This reduction came mainly from reduced expenditures in Sales and Marketing and General and Administrative Expenses and the sale of our ASP Segment. Our Net Loss per share decreased for the six months ended June 30, 2002 compared to the same period last year due to a reduction in operating expenses and an increase in the weighted average number of shares outstanding.

Liquidity  and  Capital  Resources
----------------------------------

Our capital requirements are dependent on several factors, including market acceptance of our services, the amount of resources devoted to investments in our technology and products, the resources devoted to marketing and selling our services and other factors. If we are to enjoy significant growth, we must work to stay at the forefront of technology and to grow in sales. This may necessitate an increase in expenditures. In addition, we will continue to evaluate possible investments in businesses, products, and technologies and plan to expand our sales and marketing programs.

We anticipate that we will require approximately $3 to $5 million in additional capital funding during 2002 to grow as contemplated. We are seeking such financing from equity and or debt financing sources. We cannot assure you that we will be able to obtain additional financing in 2002. We believe we are close to securing approximately $5 million in additional funds through a private placement of our common stock, originally expected to close by the end of May of 2002. There cannot be any assurances, however, that we will complete this private placement.

As previously disclosed in the Company's March 31, 2002 10QSB filing, the Company has been actively seeking additional capital. The Company estimated that cash on hand at that time would be sufficient through May 24, 2002. On May 8, 2002 the Company filed a Form SB-2 with the Securities and Exchange Commission. The Company expected to use the shares registered under that filing to obtain additional financing. The Securities and Exchange Commission staff is reviewing this registration statement and the Company does not have any estimate as to when to expect its effectiveness. The delay caused by this review has caused the Company significant problems with obtaining financing for the Company. As of August 14, 2002 and since the May 8, 2002 filing date of the Form SB-2, the Company has been able to raise approximately $200,000 in short terms borrowings with $50,000 coming from existing shareholders. The Company has laid-off most of its remaining employees and as of August 15, 2002 has nine remaining employees on staff. Additionally, the Company has been forced to delay payments to most of its vendors and defer salaries for management. If the Company is unable to raise additional capital immediately, the Company may be forced lay-off its workforce and either restructure or close the Company.

We currently anticipate that our available funds on hand will not be sufficient to meet our anticipated needs for working capital, capital expenditures and business operations for the immediate future. If additional financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services or take advantage of business opportunities or respond to competitive pressures. In addition, our ability to meet our obligations and the recoverability of our assets, including goodwill, could be adversely affected. The sale of common stock or any other additional equity or convertible debt securities will result in additional dilution to our stockholders.

If we are unable to generate required funding resources, our ability to meet our obligations and to continue our operations will be adversely affected. If we are unsuccessful in generating funds from one or more of the anticipated sources and unable to replace any shortfall with funds from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the introduction of various services or features or entry into various markets and otherwise cutting back operations. During July 2002, we laid off seven employees. The next phase of a required reduction would involve substantially reducing our engineering and sales departments. Our current work force is already very lean and any further reduction could significantly limit our ability to function properly.

Net cash used in operating activities during the six months ended June 30, 2002 was $1,363,500 which principally reflected the net loss for the period and an increase in inventory, which was offset by the decrease in prepaid expenses and other current assets, increase in accounts payable as well as compensation relating to stock options and warrants recorded during the period. Net cash used by investing activities during the six months ended June 30, 2002 was $700, primarily from the purchase of computer equipment offset by the decrease in other assets. Net cash provided by financing activities was $1,197,100 during the six months ended June 30, 2002, primarily due to the proceeds received from the issuance of bridge notes payable, net of financing fees.

To date, we have funded our operations primarily through private placements of equity securities, short-term notes payable, and the deferral of payments to vendors and other creditors. At June 30, 2002, we had cash and cash equivalents of $70,100 (excluding restricted cash of $222,800) as compared to $237,200 (excluding restricted cash of $ 345,000) at December 31, 2001.

Primarily as a result of significant recurring losses and limited cash balances, our independent certified public accountants modified their report on our December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

In April 2001, City National Bank (CNB) informed us that we were out of compliance with a loan covenant, which requires that we maintain cash balances of at least 1.75 times the loan balance. As a result, City National Bank transferred $517,500 into a restricted account. Once our cash balances exceed the minimum requirements, the funds will be released. As of June 30, 2002, our loan balance was $172,500. As required by our loan covenants, $172,500 was held in a restricted account as of June 30, 2002 as collateral for repayment of the loan. CNB has an additional $50,300 held in a restricted cash account as collateral for repayment of the corporate credit cards. Since the outstanding balance owed on the corporate credit cards as of June 30, 2002, is $54,400, we no longer have additional charging privileges.

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

In connection with the Bridge Loan, the Promissory Note, dated July 16, 2001, in the amount of $500,000, regarding a bridge loan from ICG was amended in February 2002. Under the terms of the amendment ICG will: (i) in the event of repayment of less than the entire amount then outstanding under the new bridge loan described above, ICG will subordinate its payment rights such that ICG shall receive $1 for every $2 paid to the note holders under the Bridge, (ii) ICG shall not transfer the note, and (iii) ICG shall not demand payment on loan for nine months from the date of the last closing of the Bridge or November 30, 2002, whichever is sooner. In the event we file for any form of bankruptcy, this Forbearance will cease to apply. In return, we issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.09 per share and lowered the exercise price of the 1,875,000 warrants previously issued from $0.30 to $0.09 per share. Additionally, the interest rate described in the earlier ICG Promissory Note was amended from 8.0% to 12% per annum as of February 19, 2002 and ICG will be allowed to participate prorata with the note holders from the Bridge Loan on any of the 10,000,000 warrants that may be issued, see above.

During April 2002, we entered into a twelve-month contract, effective as of March 1, 2002, with an investor relations firm. The contract requires that we issue 10,000,000 unregistered and restricted shares as payment for twelve months of service.

On June 21, 2002, we received $50,000 in short-term debt from ICG. The terms are substantially the same as those provided under the Loan and Security Agreement with ICG dated July 16, 2001 and amended February 18, 2002. There were no warrants or equity securities attached to this additional borrowing. On June 25, 2002, we received $35,000 from an unrelated investor with the same terms as ICG and an additional $15,000 was received from the same investor in July 2002.

On August 2, 2002, we received gross proceeds of $100,000 in short-term debt from an unrelated investor. We entered into a financing agreement and a note under which we agreed to repay the $100,000 on or before October 30, 2002 plus accrued interest at an annual rate of 10%. In connection with financing agreement, we agreed to issue a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.08 per share. Additionally, one of our officers and one of our directors each agreed to pledge 2,225,000 of their shares of common stock as collateral. If we are unable to repay the amount due on time, the note holder will be entitled to seize the pledged shares and sell a sufficient number with which to recover the loan amount. We have not, but expect to enter into agreements with both the officer and the director under which we will agree to reimburse them for any shares seized by the note holder under the pledge agreement.

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

WE NEED ADDITIONAL CAPITAL.

Currently, we are seeking additional capital. We need this capital almost immediately. If we are unable to raise this capital we may be forced to cease business. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required we may not be able to fund expansion, continue to offer products and services, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. In addition, we may be forced to severely curtail or close our operations. Any of these actions would have a material adverse effect or our business, results of operations and financial condition.

WE HAVE INCURRED SIGNIFICANT HISTORICAL LOSSES AND MAY CONTINUE TO INCUR LOSSES.

Through June 30, 2002, we incurred accumulated losses of approximately $30,647,400. In order to achieve profitability, we will have to significantly increase our revenues. However, to do so, we may need to add additional employees and invest in capital equipment. If our revenue growth is slower than we anticipate, or our operating expenses exceed our expectations, we may continue to incur losses or they may be significantly greater. We may never achieve profitability. Primarily as a result of our recurring losses and limited cash balances, our independent certified public accountants modified their report on our December 31, 2001 financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. We are much like a start-up company and have a limited operating history on which to evaluate our potential for future success.

WE ARE MUCH LIKE A START UP COMPANY AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

We refocused on our business model in December 2000 with the acquisition of Extreme Velocity Group, Inc., or EVG, and therefore are much like a start-up company. We have only a limited operating history upon which you can evaluate our business and prospects, and have yet to develop sufficient experience regarding actual revenues to be received from our products and services. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, such as digital imaging. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

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

In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

     -    our ability to attract new and repeat customers;
     - our ability to keep current with the evolving preferences of our target market;
     -    our ability to protect our proprietary technology;
     - the ability of our competitors to offer new or enhanced features, products or services;
     -    the growth of the digital imaging market as projected;
     -
     - unanticipated delays or cost increases with respect to product and service introductions; and
     - the costs, timing and impact of our marketing and promotion initiatives; unanticipated delays in the development and distribution of our digital papers.

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

OUR NETWORK OF FRAME SHOP DEALERS HAS BEEN DECLINING SINCE YEAR-END FISCAL YEAR 2000.

As part of our acquisition of EVG we acquired its network of independent frame shop member contracts. These frame shops subscribed to our services and paid us a monthly fee. Since December 31, 2000 this network has been in decline due to cancellations among the dealers. The cancellations resulted largely from our change of focus away from offering the dealers exclusive zip code based distribution rights to artwork sold through our e-commerce site, www.frameyourart.com. As a result of the declining membership base, we performed an analysis of our long-lived assets and concluded that a $4,711,800 impairment write down of goodwill was necessary in 2001. We do not expect to receive any significant amount of revenue from the dealer network going forward.

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

OUR TECHNOLOGY DIVISION IS DEPENDENT ON THE AVAILABILITY OF BROADBAND
CONNECTIONS.

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

WE MAY FAIL TO ESTABLISH AN EFFECTIVE INTERNAL SALES ORGANIZATION.

To date, we have relied to a significant extent on outside parties to develop new customer opportunities. We believe that the growth of revenues will depend on our ability to establish an aggressive and effective internal sales organization. We need to increase this sales force in the near future in order to execute our business plan. If we do not develop an effective internal sales force, our business will be materially and adversely affected.

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

OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE E-COMMERCE MARKET, WHICH IS UNCERTAIN.

Our future revenues and profits substantially depend upon the widespread acceptance and use of the Internet as an effective medium for digital image delivery. Rapid growth in the use of the web and commercial online services is a recent phenomenon. Demand for recently introduced services and products over the web and online services is subject to a high level of uncertainty. The development of the web and online services as a viable commercial marketplace is subject to a number of factors, including the following:

- e-commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;

- insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times;

- adverse publicity and consumer concerns about the security of commerce transactions on the Internet could discourage its acceptance and growth; and

- concerns regarding the quality of images produced by inkjet printers could limit the appeal of our paper and print-on-demand systems. Our operation are dependent on the ability to protect our operating systems.

We maintain substantially all of our computer systems at Qwest Communications, Inc. Our operations are dependent in part on their ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunication failures, break-ins or other similar events. Furthermore, despite their implementation of network security measures, their servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to their users, which accordingly could have a material adverse effect on our business, results of operations and financial conditions.

OUR OPERATIONS ARE DEPENDENT ON THE ABILITY TO PROTECT OUR OPERATING SYSTEMS.

We maintain substantially most of our computer systems at Qwest Communications, Inc. Our operations are dependent in part on their ability to protect their operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins or other similar events. Furthermore, despite our implementation of network security measures, their servers are also vulnerable to computer viruses, break-ins and similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to its users, which accordingly could have a material adverse effect on our business, results of operations and financial condition.

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

LIMITED TRADING VOLUMES AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. We are obligated to register an aggregate of 39,814,023 additional shares of our common stock for resale under the Securities Act if so demanded by Intellect Capital Group, LLC, a Delaware limited liability company, or ICG, pursuant to an agreement with ICG. To date, no such demand has been made; however upon completion of such registration, a substantial number of additional securities will be placed into the public market with the potential adverse consequences described above. In addition,

18,192,600 restricted shares were issued to the shareholders of EVG upon the acquisition of EVG. If ICG demands registration of the ICG shares, the former EVG stockholders have the option of attaching these shares to be registered. A large portion of these shares became freely tradable under Rule 144, promulgated under Securities Act of 1933, in December 2001.

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

We are also authorized to issue up to 500,000 shares of preferred stock, the rights and references of which may be designated in series by our Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. We issued 900 shares of our Series B Preferred Stock in June 2000. Such shares were convertible automatically into common stock, on or before July 7, 2000, in an amount equal to 50% of our then-outstanding common stock following the conversion (on a fully-diluted basis). This transaction has been recorded as a stock issuance cost for the May to July 2000 private placement of common stock. As a result of this initial issuance of Series B Preferred Stock, the holder of the 900 shares of Series B Preferred Stock became a controlling shareholder (at year-end 2000 however this shareholder was no longer a controlling shareholder as a result of the shares issued in the EVG transaction). At July 8, 2000 we had 33,825,266 shares of common stock outstanding on a fully-diluted basis and therefore if all of the Series B Preferred Stock had been converted on that date, the holder of the Series B Preferred Stock would have owned and controlled 50% of our fully-diluted stock. However, on July 8, 2000, we did not have enough shares of authorized common stock to convert all of the Series B Preferred Stock. On July 8, 2000, we issued 27,914,023 shares of common stock in conversion of the Series B Preferred Stock. Pursuant to the terms of the May 22, 2000 letter agreement between the holder of the Series B Preferred Stock and us, we incurred penalties of $13,122,959 as a result of the inability to convert the remainder of the Series B Preferred Stock. These penalties have been waived by the holder in exchange for the issuance of warrants to purchase an aggregate of 11,900,000 shares of our common stock at an exercise price of $1.65 per share. The warrants may be exercised or exchanged on a two-for-one basis for shares of our common stock. The conversion has diluted, and the exercise of these warrants will dilute, the interests of our other shareholders. We also have an aggregate of 38,994,835 shares reserved for issuance upon exercise of other stock options and warrants (including the 11,900,000 shares described above) outstanding as of June 30, 2002.

In December 2000, we acquired Extreme Velocity Group ("EVG"), a provider of Internet and imaging solutions to the business-to-business art market. In connection with the merger, we issued approximately 18.2 million shares of our common stock, including approximately 3.2 million shares held in escrow for 12 months, but subsequently released in full, for indemnification obligations of the former EVG shareholders, in exchange for all outstanding shares of EVG.

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

OUR COMMON STOCK PRICE IS HIGHLY VOLATILE.

The market price of our common stock is highly volatile as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many technology and Internet- related companies' stocks have reached historical highs within the last two years and have reflected valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded historical lows. We cannot assure you that our stock will trade at the same levels as other Internet stocks or that Internet stocks in general will again reach their high market prices.

Factors that could cause such volatility may include, among other things:

-    actual or anticipated  fluctuations  in  our quarterly operating results;

-    announcements of  technological  innovations;

-    changes in financial estimates by securities analysts;

-    conditions or trends in the Internet industry;  and

-    changes in the market valuations of other Internet companies.

In addition, our stock is currently traded on the OTC:BB and it is uncertain that we will be able to successfully apply for listing on the AMEX, the NASDAQ National Market, or the Nasdaq SmallCap Market in the foreseeable future due to the trading price for our common stock, our working capital and revenue history. Failure to list our shares on the AMEX, the Nasdaq National Market, or the Nasdaq SmallCap Market, will impair the liquidity for our common stock.

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

ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

In January 2002, we entered into a consulting agreement with one of our Directors, for a twelve-month period. Under the terms of this consulting agreement the Director also was granted non-qualified options to purchase 350,000 shares of Common Stock at an exercise price of $0.11 per share. 50% of these options vest immediately and the remaining 50% vest quarterly over one year.

During February and March 2002, we entered into a bridge loan with outside investors for gross proceeds of $1,325,000. Under the terms of the bridge loan we issued warrants for the purchase of 1,325,000 shares of common stock at an exercise price of $0.09 per share. We issued 265,000 shares of common stock and warrants to purchase 265,000 shares of common stock with an exercise price of $0.09 per share to a registered broker dealer as fees on the bridge loan. Additionally, as a result of this bridge we agreed to amend a earlier bridge loan from July of 2001 from a stockholder, and as a result of the amendment, we issued warrants to purchase 500,000 shares at an exercise price of $0.09 per share, increased the interest rate on this bridge from the stockholder from 8% to 12% per annum and lowered the exercise price of the 1,875,000 warrants previously issued from $0.30 to $0.09 per share. We are also obligated to issued warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share per month, up to a maximum of warrants for the purchase of 10,000,000 shares of common stock, if we are past due in repayment of the bridge loans, which are due nine months from the dates of closing.

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

On August 2, 2002, the Company received gross proceeds of $100,000 in short-term debt from an unrelated investor. The Company entered into a financing agreement and a note under which it agreed to repay the $100,000 on or before October 30, 2002 plus accrued interest at an annual rate of 10%. In connection with financing agreement the Company agreed to issue a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.08 per share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

99.1    CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
        ACT OF 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRIGHTCUBE, Inc.


Date: August 14, 2002             By:  /s/ Eric Howard
                                  ----------------------------
                                  Eric Howard
                                  Chief Financial Officer