Form 10-K
period 2002-12-31
BRIGHTCUBE INC
filed 2010-04-13
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number: 0-266932

BRIGHTCUBE, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0431036
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

525 Inner Circle, The Villages, Florida	32162
(Address of principal executive offices)	(zip code)

(321) 229-5444
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of The Act:
Common Stock par value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [     ]    No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes [ X ]    No [     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2009 there were  88,043,622 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

The approximate aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant was $8,800 based on last trade reported by Pink OTC Markets Inc. on December, 31, 2009.

BRIGHTCUBE, INC.
For The Fiscal Year Ended December 31, 2002

PART I

Item 1.	Business

This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

General Background

Brightcube, Inc., a Nevada corporation (sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”) (formerly Photoloft, Inc.) was incorporated in Nevada on January 23, 1986.  Prior to filing for bankruptcy (described below), we provided Internet and digital imaging infrastructure, technology, products and services to the professional art and photography markets.

On September 30, 2002, we filed in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) a voluntary petition seeking relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code, Case No. LA02-37844SB.  As a result of the Chapter 7 bankruptcy petition, ours assets were transferred to a U.S. Trustee and we terminated our business operations.  In connection with the Chapter 7 petition, each of our officers and directors either resigned or was terminated.  After the Trustee disposed of substantially all of our assets, the Bankruptcy Court on March 19, 2003 closed this Bankruptcy.

Since September 2002, we have not engaged in any business operations, and have not filed the reports required by the Securities and Exchange Commission.  Accordingly, we had abandoned our business.

Change in Control following Emergence from Bankruptcy

On December 19, 2005, the Clark County Court, Nevada approved an Order granting the custodianship of the Company to Michael F. Manion. The appointment requires the custodian to continue the business of the Company and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Manion to appoint new members to the Company's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347, including actions to:

settle affairs, collect outstanding debts, sell and convey property, real and personal demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws.

In connection with the Order and subsequent Directors meeting held on December 20, 2005 Michael F. Manion was appointed our sole director and president (“Management”).  In consideration for these services, we expect to issue restricted shares of common stock and or Series C Preferred stock to Mr. Manion as we are unable to pay for any expenses incurred on the Company’s behalf or for services rendered. Such issuance shall result in Mr. Manion having a majority interest in our common stock.

At the annual meeting of shareholders held on September 27, 2006, the shareholders, in part,: (a) elected Michael F. Manion Director of the corporation, (b) approved a plan of corporate restoration whereby Brightcube Inc would attempt to become a current and compliant with its Security and Exchange reporting obligations, (c) approved a resolution that all previously issued and unissued preferred stock of every Series and all conversion rights of said stock were rescinded and extinguished, (d) authorized and approved a new series of super voting convertible preferred stock to be designated Series C Preferred, and (e) ratified the engagement of Michael Cronin CPA to audit the Company’s financial statements.

New Business Objectives

As a result of the Chapter 7 bankruptcy proceeding, we have no present operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities.  We do not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall consider and proceed with a business opportunity.

From March 1, 1999 through December 20, 2000, our common stock was trading on the OTCBB under the symbol “LOFT” and since December 20, 2000, under the symbol “BRCU”.  In connection with filing a Chapter 7 bankruptcy petition in September 2002 and subsequent delinquency in our reporting requirements, our common stock became subject to quotation on the pink sheets under the symbol “BRCU.PK”.

There is currently only a very limited trading market in our shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.  Management intends to devote such time as it deems necessary to carry out our affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain.  No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to our plan of operation.

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.  Management has voting control of the Company and therefore has substantial flexibility in identifying and selecting a prospective new business opportunity.  The Company is not obligated nor does Management intend to seek pre-approval from our shareholders.

We are entirely dependent on the judgment of Management in connection with pursuing a new business opportunity or a selection process for a target operating company.  In evaluating a prospective new business opportunity or an operating company, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

RISK FACTORS

Dependence on Key Personnel.  The Company is dependent upon the continued services of its officer and director. To the extent that his services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

Limited Resources; No Present Source of Revenues. At present, the Company has no business operations and the business activities are limited to seeking potential business opportunities. Due to limited financial and personnel resources, there is only a limited basis upon which to evaluate prospects for achieving the Company’s intended business objectives.  The Company has only limited resources and has no operating income, revenues or cash flow from operations. Management is indirectly providing limited debt funding, on an as needed basis, necessary for the Company to continue its corporate existence and business objective to seek new business opportunities, as well as funding the costs of remaining a reporting company under the Exchange Act. There is no written agreement with Management to provide any interim financing for any period. In addition, the Company will not generate any revenues unless and until it enters into a new business or acquires an entity that generates revenues, of which there can be no assurance. There can be no assurance that any acquired business will generate any material revenues or operate on a profitable basis.

Broad Discretion Of Management.  Any person who invests in Company securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which the Company may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business. There can be no assurance that determinations made by Management will guarantee that the Company will achieve its business objectives.

Absence of Substantive Disclosure Relating To Prospective Business.  As of the date of filing of this annual report, the Company has not yet identified any prospective business or industry in which it may seek to become involved and at present it has no substantive information concerning any prospective business.  There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

There Is No Active Market for Company Common Stock and None May Develop or be Sustained.  From March 1, 1999 through December 20, 2000, our common stock was trading on the OTCBB under the symbol “LOFT” and since December 20, 2000, under the symbol “BRCU”.  In connection with filing a Chapter 7 bankruptcy petition in September 2002 and subsequent delinquency in our reporting requirements, our common stock became subject to quotation on the pink sheets under the symbol “BRCU.PK”.  There is currently no active trading market in the common stock. There can be no assurance that there will be an active trading market for the common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Unspecified Industry for New Prospective Business Opportunities; Unascertainable Risks.  There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which the Company may ultimately operate.  To the extent that the Company effects a business combination with a financially unstable Registrant or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, the Company will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that the Company  effects a business combination with an entity in an industry characterized by a high degree of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that the Company will properly ascertain or assess all such risks or that subsequent events may not alter the risks that Company perceives at the time of the consummation of any new business opportunity.

Conflicts Of Interest.  Management is not required to commit its full time to Company affairs. There may be a conflict of interest in allocating their time in the event that Management engages in similar business efforts for other entities. Management will devote such time, in its sole discretion, to conduct Company business, including the evaluation of potential new business opportunities and the negotiation and consummation of a business combination.  As a result, the amount of time devoted to Company business and affairs may vary significantly depending upon whether the Company has identified a new prospective business opportunity or are engaged in active negotiations related to the consummation of a business combination.

Competition.  The Company expects to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations.  Many of these entities are well established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources and there can be no assurance that the Company will have the ability to compete successfully. Based upon limited financial and personnel resources, the Company may lack the resources as compared to those of many of potential competitors.

Reporting Requirements May Delay Or Preclude Acquisition.  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to provide certain information about significant acquisitions and other material events.  The Company will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain our audited financial statements.  As a reporting company under the Exchange Act, following any business combination, the Company will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity.  These audited financial statements must be filed with the SEC within 71 days following the filing of Form 8-K disclosing the transaction.  While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because the Company is subject to the reporting requirements of the Exchange Act.

Additional Financing Requirements.  The Company has no revenues and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with corporate existence.  The Company may not generate any revenues until the consummation of a business combination or commencement of new business operations.  The Company anticipates that it will have available sufficient resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until it commences business operations or enter into a business combination.  In the event that  available resources from our Management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, the Company will be required to seek additional financing. Failure to secure additional financing could have a material adverse affect on the ability to commence new business opportunities or pursue a business combination.  The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in the Company’s best interests. There is no written agreement with Management to provide funds for our operating expenses.

State Blue Sky Registration; Potential Limitations on Resale Of The Securities.  The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell such securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Dividends Unlikely.  The Company does not expect to pay dividends for the foreseeable future. The payment of dividends will be contingent upon future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of the board of directors as then constituted.  It is expected that future management following a business combination will determine to retain any earnings for use in business operations and accordingly, the Company does not anticipate declaring any dividends in the foreseeable future.

Possible Issuance of Additional Securities.  The Company may issue additional shares of common stock in connection with its intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, Company shareholders would experience dilution of their respective ownership interests in the Company. If the Company issues shares of common stock in connection with the intent to pursue new business opportunities, a change in control of the Company may occur. The issuance of additional shares of common stock may adversely affect the market price of the common stock, in the event that an active trading market commences, of which there can be no assurance.

Compliance with Penny Stock Rules.  Company common stock will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of shares of common stock is at least $5.00.  The Company expects that its share price will be less than $5.00.  The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for Company common stock and could make it more difficult for investors to sell our common stock.

General Economic Risks.  The Company’s current and future business plans are dependent, in large part, on the state of the general economy.  Adverse changes in economic conditions may adversely affect plans of operation. These conditions and other factors beyond the Company's control include, but are not limited to regulatory changes.

Item 2.	Description Of Property

As of the date of this report, the Company’s corporate office is located at 525 Inner Circle, The Villages, FL  32162.  Mr. Manion provides this office space, consisting of approximately 100 square feet, rent-free and the Company believes that these facilities are sufficient for the near future or until such time that the Company engages in a new business venture or business combination.

Item 3.	Legal Proceedings

On September 30, 2002, we filed in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) a voluntary petition seeking relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code, Case No. LA02-37844SB.  As a result of the Chapter 7 bankruptcy petition, ours assets were transferred to a U.S. Trustee and we terminated our business operations.  In connection with the Chapter 7 petition, each of our officers and directors either resigned or was terminated.  After the Trustee disposed of substantially all of our assets, the Bankruptcy Court on March 19, 2003 closed this Bankruptcy.

Item 4.	Submission Of Matters To A Vote Of Security Holders

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the year 2002.

PART II

Item 5.	Market For Registrant's Common Equity And Related Stockholder Matters

From March 1, 1999 through December 20, 2000, our common stock was trading on the OTCBB under the symbol “LOFT” and since December 20, 2000, under the symbol “BRCU”.  In connection with filing a Chapter 7 bankruptcy petition in September 2002 and subsequent delinquency in our reporting requirements, our common stock became subject to quotation on the pink sheets under the symbol “BRCU.PK”. There has been only a limited trading market for our common stock.

The following table reflects the high and low bid information for our common stock for each calendar quarter during the years ended December 31, 2002 and 2001. The bid information was obtained from the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2002
December 31	$0.01	$0.0001
September 30	$0.14	$0.0001
June 30	$0.29	$0.12
March 31	$0.34	$0.06

Fiscal Year 2001
December 31	$0.25	$0.09
September 30	$0.35	$0.25
June 30	$0.40	$0.12
March 31	$0.40	$0.07

As of December, 31, 2009, there were 371 holders of record of our common stock and approximately 515 beneficial holders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities. None.

Securities Authorized for Issuance under Equity Compensation Plans.  None.

Item 6.	Management's Discussion And Analysis

Some of the statements contained in this quarterly report of Brightcube, Inc., a Nevada corporation discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information.  Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate”,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  From time to time, we also may provide forward-looking statements in other materials we release to the public.

General Background

Brightcube, Inc., a Nevada corporation (sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”) (formerly Photoloft, Inc.) was incorporated in Nevada on January 23, 1986.  Prior to filing for bankruptcy (described below), we provided Internet and digital imaging infrastructure, technology, products and services to the professional art and photography markets.

On September 30, 2002, we filed in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) a voluntary petition seeking relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code, Case No. LA02-37844SB.  As a result of the Chapter 7 bankruptcy petition, ours assets were transferred to a U.S. Trustee and we terminated our business operations.  In connection with the Chapter 7 petition, each of our officers and directors either resigned or was terminated.  After the Trustee disposed of substantially all of our assets, the Bankruptcy Court on March 19, 2003 closed this Bankruptcy.

Since September 2002, we have not engaged in any business operations, and have not filed the reports required by the Securities and Exchange Commission.  Accordingly, we had abandoned our business.

Change in Control following Emergence from Bankruptcy

On December 19, 2005, the Clark County Court, Nevada approved an Order granting the custodianship of the Company to Michael F. Manion. The appointment requires the custodian to continue the business of the Company and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Manion to appoint new members to the Company's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347, including actions to:
  settle affairs, collect outstanding debts, sell and convey property, real and personal demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws.

In connection with the Order and subsequent Directors meeting held on December 20, 2005 Michael F. Manion was appointed our sole director and president (“Management”).  In consideration for these services, we expect to issue restricted shares of common stock and or Series C Preferred stock to Mr. Manion as we are unable to pay for any expenses incurred on the Company’s behalf or services rendered. Such issuance shall result in Mr. Manion having a majority interest in our common stock.

At the annual meeting of shareholders held on September 27, 2006, the shareholders, in part,: (a) elected Michael F. Manion Director of the corporation, (b) approved a plan of corporate restoration whereby Brightcube Inc would attempt to become a current and compliant with its Security and Exchange reporting obligations, (c) approved a resolution that all previously issued and unissued preferred stock of every Series and all conversion rights of said stock were rescinded and extinguished, (d) authorized and approved a new series of super voting convertible preferred stock to be designated Series C Preferred, and (e) ratified the engagement of Michael Cronin CPA to audit the Company’s financial statements.

New Business Objectives

As a result of the Chapter 7 bankruptcy proceeding, we have no present operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities.  We do not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall consider and proceed with a business opportunity.

From March 1, 1999 through December 20, 2000, our common stock was trading on the OTCBB under the symbol “LOFT” and since December 20, 2000, under the symbol “BRCU”.  In connection with filing a Chapter 7 bankruptcy petition in September 2002 and subsequent delinquency in our reporting requirements, our common stock became subject to quotation on the pink sheets under the symbol “BRCU.PK”.

There is currently only a very limited trading market in our shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.  Management intends to devote such time as it deems necessary to carry out our affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain.  No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to our plan of operation.

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.  Management has voting control of the Company and therefore has substantial flexibility in identifying and selecting a prospective new business opportunity.  The Company is not obligated nor does Management intend to seek pre-approval from our shareholders.

Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of our common stock.

During September 2002, we discontinued our former business operations in connection with our filing a Chapter 7 bankruptcy petition. The bankruptcy case closed on March 19, 2003. Since December 19, 2005 through December, 31, 2009 we have incurred a total of $25,985 for general and administrative expenses, including accounting fees and reinstatement fees. While we are dependent upon interim funding provided by Management to pay professional fees and expenses, we have no written finance agreement with Management to provide any continued funding. We are entirely dependent on the judgment of Management in connection with pursuing a new business opportunity or a selection process for a target operating company.  In evaluating a prospective new business opportunity or an operating company, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

Liquidity and Capital Resources

At December 31, 2002, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination.  Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital.  Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination.  To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Results of operations

The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Item 7.	Financial Statements And Supplementary Data

The Registrant's financial statements for the fiscal years ended December 31, 2002 and 2001 are attached to this annual report.

Item 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

In connection with the Order and subsequent Directors meeting held on December 20, 2005, Michael F. Manion approved the engagement of Michael F. Cronin, CPA, as the Registrant's independent accountant to audit the Registrant's financial statements.  At the annual meeting of shareholders held on September 27, 2006, the shareholders ratified the engagement of Michael Cronin CPA to audit the Company’s financial statements.

Item 8A.	Controls And Procedures

Evaluation of disclosure controls and procedures. Our new management was appointed in December 2005. As of December 19, 2005, Management conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, Management concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through the date hereof, during which this report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The following individuals were serving as our executive officers on December 31, 2009:

Name	Age	Position
Michael F. Manion	59	President and Chairman

Michael F. Manion (59).  Mr. Manion has been president and a director of the Company since December 2005.  Since 2000, Mr. Manion has been engaged in the business of restoring distressed public companies and attempting to bring them current and compliant with their reporting and financial obligations. From June 2003 through October 2006, Mr. Manion was temporarily president and or a director of three publicly traded reporting companies. Each of these entities completed a business combination or merger while Mr. Manion was the principle officer. He is no longer an officer, director or shareholder of any of these companies. Michael F. Manion is a BBA cum laude graduate of the Wharton School of Business at the University of Pennsylvania.

All executive officers are elected by the Board and hold office until the next Annual  Meeting of stockholders and until their successors are elected and qualify.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

Item 10.	Executive Compensation

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ Warrants	All other compensation ($)

Michael F. Manion(1)	2005	0	0	0	0	0	0

(1) Mr. Manion became president and chairman on December 19, 2005 and has not received any compensation for serving as president and chairman.

The Company has no employment agreement with its president.

Item 11.	Security Ownership Of Certain Beneficial Owners And Management

The table below discloses any person who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December, 31, 2009, the Registrant had 88,043,622 shares of common stock issued and outstanding and no shares of Series C Preferred Shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner	Percent of Common Stock(1)	Amount of Beneficial Owner Preferred Shares	Percent of Voting Shares(2)

Common Stock	Michael F. Manion, President and Chairman 525 Inner Circle, The Villages, Florida 32162	10,000 shares	0.0%	0 shares	0.0%

Common Stock	Officers and directors as a group (1 person)	10,000 shares	0.0%	0 0shares	0.0%

(1)	The percentage of common stock is based on 88,043,622 common stock and convertible rights issued and outstanding as of December, 31, 2009.

(2)
The percentage of voting shares is based on 88,043,622 voting shares including 88,043,622 shares of common stock, with each common share having one vote and 0 shares of Series C Preferred Stock issued and outstanding as of December, 31, 2009.

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant. However, in the event that the Registrant enters into a business combination with an operating entity, it may be expected that it will experience a change in control.

Item 12.	Certain Relationships And Related Transactions

As of December, 31, 2009, the Company owes Mr. Manion $25,985.

Item 13.	Exhibits and Reports on Form 8-K

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

Item 14.	Principal Accounting Fees and Services

Independent Public Accountants

The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal years ending December 31, 2002 through 2009.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2002, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended December 31, 2002

Audit fees (1)	$	---
Audit-related fees (2)		---
Tax fees (3)		---
All other fees		---

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics

In December 2005, the Registrant adopted a Code of Ethics that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has not filed reports required under Section 16(a).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Michael F. Manion

Name: Michael F. Manion
Title:  Chief Executive Officer, Chief Financial Officer, Director
Date: March 31, 2010

FINANCIAL STATEMENTS OF INACTIVE REGISTRANT

The company meets the exception of the requirement to provide audited financial statements under Rule 210.3-11. Accordingly, the accompanying 2002 financial statements have not been audited by an independent registered public accounting firm. A summary of the Rule is as follows:
  Gross Receipts from all sources for the fiscal year were not in excess of $100,000;
  Brightcube, Inc. has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock;
  Expenditures for all purposes for the fiscal year were not in excess of $100,000;
  No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and
  No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders Brightcube, Inc.
The Villages, Florida

I have audited the accompanying consolidated balance sheets of Brightcube, Inc. (successor company) as of December 31 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brightcube, Inc. (successor company) as of December 31, 2002 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.

Discussed in the notes and effective October 1, 2002, the Company adopted “fresh start accounting” in accordance with the provisions of SOP No. 90-7.

August 10, 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

BRIGHTCUBE, Inc.
(successor company)

Balance Sheets

	Successor Company 12/31/02	Predecessor Company 12/31/01

Assets
Current assets:
Cash	$0	$237,200
Restricted cash	0	$345,000
Accounts receivable	0	297,000
Inventory	0	348,400
Prepaid expenses	0	213,700
Total current assets	0	1,441,300

Assets from discontinued operations held for sale:
Equipment, net	0	309,300
Goodwill	0	3,768,000
Other assets	0	45,100

Total Assets	$0	$5,563,700

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$0	$345,000
Accounts payable-trade	0	806,800
Accrued expenses	0	220,700
Deferred revenue	0	63,500
Advances from shareholders	0	620,500
Current portion of long term debt	0	0
Total current liabilities	0	2,056,500

Stockholders' Equity:
Preferred stock	0	0
Common stock - 200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	77,600
Additional paid-in capital	0	43,126,800
Accumulated deficit	(88,000)	(39,697,200)
Total Stockholders' Equity	0	3,507,200

Total Liabilities & Stockholders' Equity	$0	$5,563,700

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(successor company)

Statement of Operations

	Fiscal Years Ended December 31,
	2002	2001

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold	0	0
General & administrative	0	0
Other	0	0
Interest	0	0
Total Costs & Expenses	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	(9,036,600)	(12,421,400)
Gain on disposal of assets used in discontinued operations	3,549,700	593,100
Loss from discontinued operations	(5,486,900)	(11,828,300)

Net Loss	$(5,486,900)	$(11,828,300)
Basic and diluted per share amounts:
Continuing operations	$0.00	$0.00
Discontinued operations	$(0.06)	$(0.17)
Basic and diluted net loss	$(0.06)	$(0.17)

Weighted average shares outstanding (basic & diluted)	85,000,000	70,016,600

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(successor company)

Statement of Cash Flows

	Fiscal Years Ended December 31,
	2002	2001
Cash flows from operating activities:
Net Loss	$(5,486,900)	$(11,828,300)
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by issuance of equity instruments	383,900	1,157,100
Depreciation	0	245,500
Amortization	0	1,368,100
Increase in allowance for doubtful accounts	0	33,400
Loss on disposal of assets	0	7,700
Goodwill impairment	3,768,000	4,711,800
Changes in assets of discontinued operations	3,473,800	(1,397,700)
Gain from discontinued operations	(3,549,700)	0
Changes in operating assets & liabilities:
(Increase) decrease in current assets	0	(271,800)
(Increase) decrease in restricted cash	122,200	(345,000)
Increase (decrease) in accounts payable & accrued expenses	0	170,900
Cash flows used by operating activities:	(1,288,700)	(6,148,300)

Cash flows from investing activities:
Other	0	22,900
Proceeds from sale of discontinued operations	0	1,020,000
Purchase of equipment	(23,400)	(45,600)
Cash used in investing activities	(23,400)	997,300

Cash flows from financing activities:
Proceeds from issuance of common stock	0	1,306,900
Proceeds from exercise of options and warrants	0	50,200
Proceeds from debt borrowings	1,174,700	0
Proceeds from related party borrowings	72,700	588,800
Payments on long term debt	(172,500)	(345,000)
Cash generated by financing activities	1,074,900	1,600,900

Change in cash	(237,200)	(3,550,100)
Cash-beginning of period	237,200	3,787,300
Cash-end of period	$0	$237,200

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(successor company)

Statement of Stockholders' Equity

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Deferred Compensation	Accumulated Deficit

Balance at December 31, 2000	66,993,430	$67,000	$40,435,900	$(311,600)	$(27,868,900)
Common stock issued for cash	6,750,000	6,800	1,300,100
Exercise of stock options & warrants	500,500	500	49,700
Fair value of shares and warrants granted as compensation	189,417	100	516,400
Fair value of warrants granted as loan inducement			475,000
Amortization of deferred compensation				311,600
Contingent shares issued for EVG acquisition	3,208,648	3,200	349,700
Net Loss					(11,828,300)
Balance at December 31, 2001	77,641,995	77,600	43,126,800	0	(39,697,200)
Fair value of warrants granted as compensation	265,000	300	679,400
Fair value of shares granted as compensation	10,000,000	10,000	1,290,000
Effect of "Fresh Start" accounting	136,667	100	(45,096,200)		45,096,100
Net Loss					(5,486,900)
Balance at December 31, 2002	88,043,662	88,000	$0	$0	$(88,000)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
(successor company)

Background And
Significant Accounting Policies
December 31, 2002

The Company

Brightcube, Inc. (the "Company"), (formerly  Photoloft,  Inc.), a Nevada corporation, was incorporated  on  January 23, 1986. Prior to filing for bankruptcy under chapter 7 on September 30, 2002, Brightcube (through its subsidiary Extreme Velocity Group, Inc. (EVG) provided Internet and imaging solutions to the art market.

Bankruptcy Proceedings:  On September 30, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California (case no. LA02-37844SB) As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On March 19, 2003 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of California.

Clark County Court, Nevada  Proceedings: On December 19, 2005, the Clark County Court, Nevada approved an Order granting the custodianship of the company to Michael F. Manion. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Manion to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347.

Basis of Presentation: We adopted "fresh-start" accounting as of October 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. The reclassification reduces sales for December 31, 2001 by $1,489,000 and related expenses by $5,100,000

Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment:  New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2002 or 2001.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of January 1, 2003, management has determined that there will be no current impact of SFAS No. 146 on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.

BRIGHTCUBE, INC.
(successor company)

NOTES TO FINANCIAL STATEMENTS
 December 31, 2002

1.	“Fresh Start” Accounting:

On September 30, 2002 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of October 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."
All results for periods subsequent to September 30, 2002 are referred to as those of the "Successor Company".  The results of operations and cash flows as presented on the 2001 financial statements reflect the predecessor company. The successor company had no transactions between October 1, 2002 and the end of the subsequent interim reporting period and through December 31, 2002.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before September 30, 2002 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

2.	Court Proceedings:

On September 30, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Central District of California (case no. LA02-37844SB). On March 19, 2003 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of California.

On December 19, 2005, Clark County Court, Nevada approved an Order granting the custodianship of the company to Michael Manion. The appointment is requires the custodian is to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Manion to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347, including actions to:
  settle affairs, collect outstanding debts, sell and convey property, real and personal demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws
The accounts of the former subsidiaries were not included and have not been carried forward.

Resultant Change in Control: In connection with the Order confirming custodianship of the company to Mr. Manion approved on December 19, 2005, Michael Manion became our sole director on December 20, 2005.

3.	Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

Our net operating loss carryovers available to reduce future income taxes were reduced or eliminated through our bankruptcy proceedings. Any remaining net operating loss carryovers incurred prior to 2005 considered available to reduce future income taxes were further reduced or eliminated through our recent  change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax assets of $1,000.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4.	Commitments:

The Company, prior to its bankruptcy, was a party to numerous claims and threatened litigation. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company’s corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments

4.	Stockholders' Equity:

Common Stock

In July 2000, the Company's Board of Directors increased the number of authorized shares  of  common  stock  to  200,000,000.

Stock Based Compensation

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

There are no employee or non-employee options granted.

5.	Restatement of Financial Statements:

In connection with filing a registration statement on Form SB-2 in May 2002, the Company's accounting was reviewed by the Securities and Exchange Commission (SEC). Due to this review and based upon the Company's consultation with the SEC, the Company's accounting treatment for the transaction involving the issuance of the Company's Series B Preferred Stock, issued during 2000, was changed. During 2000, the Company issued 900 shares of Series B preferred stock that was convertible into 50% of the Company's shares of common stock on a fully-diluted basis for cash proceeds of $9,000. The accounting for this transaction, which had originally been recorded as a stock issuance cost (with the estimated fair value security recorded by both increasing and decreasing additional paid in capital) relating to a private placement of common stock, has been changed resulting in a $12.1 million charge to general and administrative expense during 2000. As a result the Company's balance sheet for the year ended December 31, 2001 has been restated. The accompanying balance sheet as of December 31, 2001 reflects the $12,143,000 increase in the accumulated deficit and additional paid in capital as a result of the change in accounting treatment for this transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Brightcube, Inc.
The Villages, Florida

I have audited the accompanying consolidated balance sheets of Brightcube, Inc. (successor company) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

 In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brightcube, Inc. (successor company) as of December 31, 2002 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.

Discussed in the notes and effective October 1, 2002, the Company adopted “fresh start accounting” in accordance with the provisions of SOP No. 90-7.

August 10, 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of BrightCube, Inc. (formerly Photoloft, Inc.)

We  have audited the accompanying consolidated balance sheet of BrightCube, Inc. (formerly Photoloft, Inc. or the Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management.  Our  responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing principles generally accepted in the United States of America.  Those standards require that we plan and perform our audits to obtain  reasonable assurance about whether the consolidated financial statements are free of material  misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material  respects, the financial position of BrightCube, Inc. (formerly Photoloft, Inc.) as of December 31, 2001 and the results of its operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of $27,554,200 as of December 31, 2001 and incurred a net loss of $11,828,300 for the year ended December 31, 2001.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/  BDO  Seidman,  LLP

San  Francisco, California
February 22, 2002