Form 10-Q
period 2003-03-31
BRIGHTCUBE INC
filed 2010-04-14
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:  0-266932

BRIGHTCUBE, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0431036
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

525 Inner Circle, The Villages, Florida	32162
(Address of principal executive offices)	(zip code)

(321) 229-5444
 (Registrant’s telephone number, including area code)

240 Center Street, El Segundo, CA 90245
 (Former Name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act)   Yes [ X ]    No [     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [     ]    No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2009 there were 88,043,662 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

BRIGHTCUBE, INC.
For The Quarterly Period Ended March 31, 2003

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE   RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE  EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Brightcube, Inc.
(Successor Company)

Balance Sheet

	March 31,	December 31,
	2003	2002
	(unaudited)

Assets
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Stockholders' Deficiency:
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Accumulated Deficit	(88,000)	(88,000)
Total Stockholders' Deficiency	0	0

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenue	$0	$0

Costs & Expenses:
General & administrative	0	0
Impairment of Long Lived Assets	0	0
Interest	0	0
Total Costs & Expenses	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(1,366,700)
excess of liabilities over fair value of assets transferred to bankruptcy trustee	0	0
Loss from discontinued operations	0	(1,366,700

Income taxes	0	0

Net Loss	$0	$(1,366,700)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Discontinued operations	Nil	$(0.02)
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	88,043,662	81,115,900

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net Loss	$0	$(1,366,700)
Adjustments required to reconcile net loss
to cash used in operating activities:
Change in assets of discontinued operations	0	1,366,700
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash used by operating activities:	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

BRIGHTCUBE, INC.
(Successor Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF INACTIVE REGISTRANT

The company meets the exception of the requirement to provide reviewed interim financial statements under Rule 210.3-11. Accordingly, the accompanying financial statements have not been reviewed by an independent auditor. A summary of the Rule is as follows:
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
1.	Basis of Presentation.

We adopted "fresh-start" accounting as of October 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2002 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

“Fresh Start” Accounting.  On September 30, 2002, all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of October 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

The accounts of any former subsidiaries were not included and have not been carried forward.

2.	Court Proceedings

Bankruptcy Proceedings: On September 30, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Central District of California (case no. LA02-37844SB). On March 19, 2003 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of California.

Clark County Court Proceedings: On December 19, 2005, Clark County Court, Nevada approved an Order granting the custodianship of the company to Michael F. Manion. The appointment requires the custodian to continue the business of the corporation and not to liquidate its affairs or distribute its assets. The material terms of the transaction confirmed by the Clark County Court generally authorize Mr. Manion to appoint new members to the Registrant's board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347, including actions to:
  settle affairs, collect outstanding debts, sell and convey property, real and personal demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws
Resultant Change in Control: In connection with the Order and subsequent shareholder meeting, Michael F. Manion became our sole director on December 19, 2005.

3.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

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
In connection with the Order and subsequent Directors meeting held on December 20, 2005 Michael F. Manion was appointed our sole director and president (“Management”).  In consideration for these services, we expect to issue restricted shares of common stock and or Series C Preferred stock to Mr. Manion as we are unable to pay for any expenses incurred or services rendered on the Company’s behalf. Such issuance shall result in Mr. Manion having a majority interest in our common stock.

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

Liquidity and Capital Resources

At March 31, 2003, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

Three Months Ended March 31, 2003 (Q1 2003)
Compared To Three Months Ended March 31, 2002 (Q1 2002)

The successor Company had no revenue for the three months ended March 31, 2003 and March 31, 2002.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our new management was appointed in December 2005. As of December 31, 2005, Management conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, Management concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

Changes in internal controls. During the period from the date of the Bankruptcy Court Order through the date hereof, during which this quarterly report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None
Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

In connection with the Order and subsequent Directors meeting held on December 20, 2005 Michael F. Manion was appointed our sole director and president.  In consideration for these services, we expect to issue restricted shares of common stock and or Series C Preferred stock to Mr. Manion as we are unable to pay for any expenses incurred or services rendered on the Company’s behalf. Such issuance shall result in Mr. Manion having a majority interest in our common stock.

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

Item 6.	Exhibits and Reports on Form 8-K

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Michael F. Manion
Name:	Michael F. Manion
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	March 31, 2010