Form 10-Q
period 2003-06-30
BRIGHTCUBE INC
filed 2010-04-14
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

As of December 31, 2009, there were 88,043,662 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

BRIGHTCUBE, INC.
For The Quarterly Period Ended June 30, 2003

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Brightcube, Inc.
(Successor Company)

Balance Sheet

	June 30,	December 31,
	2003	2002
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$0
Settlement payable	0	0
Total current liabilities	0	0

Stockholders' Deficiency:
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Accumulated Deficit	(88,000)	(88,000)
Total Stockholders' Deficiency	0	0

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	0	0	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(1,726,500)	0	(3,093,200)
excess of liabilities over fair value of assets transferred to bankruptcy trustee	0	0	0	0
Loss from discontinued operations	0	(1,726,500)	0	(3,093,200)

Income taxes	0	0	0	0

Net Loss	0	(1,726,500)	0	(3,093,200)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	Nil	$(0.02)	Nil	$(0.04)
Basic and diluted net loss	Nil	$(0.02)	Nil	$(0.04)

Weighted average shares outstanding (basic & diluted)	88,043,662	87,906,995	88,043,622	84,441,162

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Six Months Ended June. 30,
	2003	2002

Cash flows from operating activities:
Net Loss	$0	$(3,093,200)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in assets of discontinued operations	0	3,093,200
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

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
1.	Basis of Presentation

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

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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
  settle affairs, collect outstanding debts, sell and convey property, real and personal demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws
Resultant Change in Control: In connection with the Order and subsequent shareholder meeting, Michael Manion became our sole director on December 19, 2005.

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
In connection with the Order and subsequent Directors meeting held on December 20, 2005 Michael F. Manion was appointed our sole director and president (“Management”).  In consideration for these services, we expect to issue restricted shares of common stock and or Series C Preferred stock to Mr. Manion as we are unable to pay for any expenses incurred or services rendered on the Company’s behalf. Such issuance shall result in Mr. Manion having a majority interest in our common stock..

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

Liquidity and Capital Resources

At June 30, 2003, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

Three Months Ended June 30, 2003 (Q2 2003)
Compared To Three Months Ended June 30, 2002 (Q2 2002)

The successor Company had no revenue for the three months ended June 30, 2003 and June 30, 2002.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Six Months Ended June 30, 2003
Compared To Six Months Ended June 30, 2002

The successor Company had no revenue for the six months ended June 30, 2003 and June 30, 2002.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

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