Form 10-Q
period 2003-09-30
BRIGHTCUBE INC
filed 2010-04-14
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

BRIGHTCUBE, INC.
For The Quarterly Period Ended September 30, 2003

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Brightcube, Inc.
(Successor Company)

Balance Sheet

	September 30,	December 31,
	2003	2002
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$0
Settlement payable	0	0
Total current liabilities	0	0

Stockholders' Deficiency:
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Accumulated Deficit	(88,000)	(88,000)
Total Stockholders' Deficiency	0	0

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	0	0	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(2,393,700)	0	(5,486,900)
excess of liabilities over fair value of assets transferred to bankruptcy trustee	0	0	0	0
Loss from discontinued operations	0	(2,393,700)	0	(5,486,900)

Income taxes	0	0	0	0

Net Loss	0	(2,393,700)	0	(5,486,900)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	Nil	$(0.03)	Nil	$(0.06)
Basic and diluted net loss	Nil	$(0.03)	Nil	$(0.06)

Weighted average shares outstanding (basic & diluted)	88,043,662	87,906,995	88,043,662	84,441,162

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net Loss	$0	$(5,486,900)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in assets of discontinued operations	0	5,486,900
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Liquidity and Capital Resources

At September 30, 2003, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

Three Months Ended September 30, 2003 (Q3 2003)
Compared To Three Months Ended September 30, 2002 (Q3 2002)

The successor Company had no revenue for the three months ended September 30, 2003 and September 30, 2002.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Nine Months Ended September 30, 2003
Compared To Nine Months Ended September 30, 2002

The successor Company had no revenue for the nine months ended September 30, 2003 and September 30, 2002.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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