Form 10-K
period 2003-12-31
BRIGHTCUBE INC
filed 2010-04-14
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2003

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
For The Fiscal Year Ended December 31, 2003

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

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the year 2003.

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

The following table reflects the high and low bid information for our common stock for each calendar quarter during the years ended December 31, 2003 and 2002. The bid information was obtained from the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2003
December 31	$0.01	$0.0001
September 30	$0.01	$0.0001
June 30	$0.01	$0.0001
March 31	$0.01	$0.0001

Fiscal Year 2002
December 31	$0.01	$0.0001
September 30	$0.14	$0.0001
June 30	$0.29	$0.12
March 31	$0.34	$0.06

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

Liquidity and Capital Resources

At December 31, 2003, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

The Registrant's financial statements for the fiscal years ended December 31, 2003 and 2002 are attached to this annual report.

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2003, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended December 31, 2003

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
Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders Brightcube, Inc.
The Villages, Florida

I have audited the accompanying consolidated balance sheets of Brightcube, Inc. (successor company) as of December 31 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brightcube, Inc. (successor company) as of December 31, 2003 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.

Discussed in the notes and effective October 1, 2002, the Company adopted “fresh start accounting” in accordance with the provisions of SOP No. 90-7.

August 10, 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

BRIGHTCUBE, Inc.
(Successor Company)

Balance Sheets

	December 31,
	2003	2002

Assets
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$0	$0
Current portion of long term debt	0	0
Total current liabilities	0	0

Stockholders' Equity:
Preferred stock	0	0
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Accumulated deficit	(88,000)	(88,000)
Total Stockholders' Equity	0	0

Total Liabilities & Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Operations

	Fiscal Years Ended December 31,
	2003	2002

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold	0	0
General & administrative	0	0
Interest	0	0
Total Costs & Expenses	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(9,036,600)
Gain on disposal of assets used in discontinued operations	0	3,549,700
Loss from discontinued operations	0	(5,486,900)

Net Loss	0	$(5,486,900)
Basic and diluted per share amounts:
Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$(0.06)
Basic and diluted net loss	$0.00	$(0.06)

Weighted average shares outstanding (basic & diluted)	88,043,662	85,000,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Cash Flows

	Fiscal Years Ended December 31,
	2003	2002
Cash flows from operating activities:
Net Loss	$0	$(5,486,900)
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by issuance of equity instruments	0	383,900
Goodwill impairment	0	3,768,000
Changes in assets of discontinued operations	0	3,473,800
Gain from discontinued operations	0	(3,549,700)
Changes in operating assets & liabilities:
(Increase) decrease in restricted cash	0	122,200
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash flows used by operating activities:	0	(1,288,700)

Cash flows from investing activities:
Purchase of equipment	0	(23,400)
Cash used in investing activities	0	(23,400)

Cash flows from financing activities:
Proceeds of debt borrowings	0	1,174,700
Proceeds of related party borrowings	0	72,700
Payments on long term debt	0	(172,500)
Cash generated by financing activities	0	1,074,900

Change in cash	0	(237,200)
Cash-beginning of period	0	237,200
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
 (Successor Company)

Statement of Stockholders' Equity

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Deferred Compensation	Accumulated Deficit
Balance at December 31, 2001	77,641,995	77,600	43,126,800	0	(39,697,200)
Fair value of warrants granted as compensation	265,000	300	679,400
Fair value of shares granted as compensation	10,000,000	10,000	1,290,000
Effect of "Fresh Start" accounting	136,667	100	(45,096,200)		45,096,100
Net Loss					(5,486,900)
Balance at December 31, 2002	88,043,662	88,000	0	0	(88,000)
Net Loss					0
Balance at December 31, 2003	88,043,662	88,000	$0	$0	$(88,000)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
(successor company)

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
December 31, 2003

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

Basis of Presentation: We adopted "fresh-start" accounting as of October 1, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations. All transactions after September 30, 2002 have been reported as the “successor company”.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2002 or 2003.

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
December 31, 2003

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
.
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

The Company is not a party to any leases and does not have any commitments

5.	Stockholders' Equity:

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