Form 10-Q
period 2004-03-31
BRIGHTCUBE INC
filed 2010-04-14
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

BRIGHTCUBE, INC.
For The Quarterly Period Ended March 31, 2004

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Brightcube, Inc.
(Successor Company)

Balance Sheet

	March 31,	December 31,
	2004	2003
	(unaudited)	(unaudited)

Assets
Current assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Stockholders' Deficiency:
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Accumulated Deficit	(88,000)	(88,000)
Total Stockholders' Deficiency	0	0

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue	$0	$0

Costs & Expenses:
General & administrative	0	0
Impairment of Long Lived Assets	0	0
Interest	0	0
Total Costs & Expenses	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
excess of liabilities over fair value of assets transferred to bankruptcy trustee	0	0
Loss from discontinued operations	0	0

Income taxes	0	0

Net Loss	$0	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Discontinued operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	88,043,662	88,043,662

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net Loss	$0	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Change in assets of discontinued operations	0	0
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash used by operating activities:	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

On September 30, 2002, we filed in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) a voluntary petition seeking relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code, Case No. LA02-37844SB.  As a result of the Chapter 7 bankruptcy petition, our assets were transferred to a U.S. Trustee and we terminated our business operations.  In connection with the Chapter 7 petition, each of our officers and directors either resigned or was terminated.  After the Trustee disposed of substantially all of our assets, the Bankruptcy Court on March 19, 2003 closed this Bankruptcy.

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

Liquidity and Capital Resources

At March 31, 2004, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Three Months Ended March 31, 2004 (Q1 2004)
Compared To Three Months Ended March 31, 2003 (Q1 2003)

The successor Company had no revenue for the three months ended March 31, 2004 and March 31, 2003.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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