Form 10-Q
period 2004-06-30
BRIGHTCUBE INC
filed 2010-04-14
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

BRIGHTCUBE, INC.
For The Quarterly Period Ended June 30, 2004

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Brightcube, Inc.
(Successor Company)

Balance Sheet

	June 30,	December 31,
	2004	2003
	(unaudited)	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$0
Settlement payable	0	0
Total current liabilities	0	0

Stockholders' Deficiency:
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Accumulated Deficit	(88,000)	(88,000)
Total Stockholders' Deficiency	0	0

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	0	0	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
excess of liabilities over fair value of assets transferred to bankruptcy trustee	0	0	0	0
Loss from discontinued operations	0	0	0	0

Income taxes	0	0	0	0

Net Loss	0	0	0	0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	88,043,662	88,043,662	88,043,622	88,043,662

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Six Months Ended June. 30,
	2004	2003

Cash flows from operating activities:
Net Loss	$0	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in assets of discontinued operations	0	0
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Liquidity and Capital Resources

At June 30, 2004, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

Three Months Ended June 30, 2004 (Q2 2004)
Compared To Three Months Ended June 30, 2003 (Q2 2003)

The successor Company had no revenue for the three months ended June 30, 2004 and June 30, 2003.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

Six Months Ended June 30, 2004
Compared To Six Months Ended June 30, 2003

The successor Company had no revenue for the six months ended June 30, 2004 and June 30, 2003.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

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