Form 10-K
period 2004-12-31
BRIGHTCUBE INC
filed 2010-04-14
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2004

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
For The Fiscal Year Ended December 31, 2004

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

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the year 2004.

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

The following table reflects the high and low bid information for our common stock for each calendar quarter during the years ended December 31, 2004 and 2003. The bid information was obtained from the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2004
December 31	$0.01	$0.0001
September 30	$0.01	$0.0001
June 30	$0.01	$0.0001
March 31	$0.01	$0.0001

Fiscal Year 2003
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

Liquidity and Capital Resources

At December 31, 2004, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

The Registrant's financial statements for the fiscal years ended December 31, 2004 and 2003 are attached to this annual report.

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2004, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended December 31, 2004

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

Name: Michael F. Manion
Title:  Chief Executive Officer, Chief Financial Officer, Director
Date: March 31, 2010

FINANCIAL STATEMENTS OF INACTIVE REGISTRANT

The company meets the exception of the requirement to provide audited financial statements under Rule 210.3-11. Accordingly, the accompanying 2004 and 2003 financial statements have not been audited by an independent registered public accounting firm. A summary of the Rule is as follows:
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

BRIGHTCUBE, Inc.
(Successor Company)

Balance Sheets

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

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Fiscal Years Ended December 31,
	2004	2003

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold	0	0
General & administrative	0	0
Interest	0	0
Total Costs & Expenses	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Gain on disposal of assets used in discontinued operations	0	0
Loss from discontinued operations	0	0

Net Loss	0	0
Basic and diluted per share amounts:
Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic & diluted)	88,043,662	88,043,662

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Fiscal Years Ended December 31,
	2004	2003
Cash flows from operating activities:
Net Loss	$0	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in operating assets & liabilities:
(Increase) decrease in restricted cash	0	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash flows used by operating activities:	0	0

Cash flows from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Payments on long term debt	0	0
Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)

Statement of Stockholders' Equity
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Deferred Compensation	Accumulated Deficit
Balance at December 31, 2002	88,043,662	88,000	$0	$0	$(88,000)
Net Loss					0
Balance at December 31, 2003	88,043,662	88,000	0	0	(88,000)
Net Loss					0
Balance at December 31, 2004	88,043,662	88,000	$0	$0	$(88,000)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
(successor company)

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 December 31, 2004

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

Property and Equipment  New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2004 or 2003.

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
 December 31, 2004

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

The Company is not a party to any leases and does not have any commitments.

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