Form 10-K
period 2005-12-31
BRIGHTCUBE INC
filed 2010-04-15
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2005

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
For The Fiscal Year Ended December 31, 2005

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

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the year 2005.

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

The following table reflects the high and low bid information for our common stock for each calendar quarter during the years ended December 31, 2005 and 2004. The bid information was obtained from the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2005
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

Liquidity and Capital Resources

At December 31, 2005, we had no assets and liabilities. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

The Registrant's financial statements for the fiscal years ended December 31, 2005 and 2004 are attached to this annual report.

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

The table below discloses any person who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December, 31, 2009, the Registrant had 88,043,662 shares of common stock issued and outstanding and no shares of Series C Preferred Shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner	Percent of Common Stock(1)	Amount of Beneficial Owner Preferred Shares	Percent of Voting Shares(2)

Common Stock	Michael F. Manion, President and Chairman 525 Inner Circle, The Villages, Florida 32162	10,000 shares	0.0%	0 shares	0.0%

Common Stock	Officers and directors as a group (1 person)	10,000 shares	0.0%	0 0shares	0.0%

(1)	The percentage of common stock is based on 88,043,662 common stock and convertible rights issued and outstanding as of December, 31, 2009.

(2)
The percentage of voting shares is based on 88,043,662 voting shares including 88,043,662 shares of common stock, with each common share having one vote and 0 shares of Series C Preferred Stock issued and outstanding as of December, 31, 2009.

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

Year Ended December 31, 2005

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

Name: Michael F. Manion
Title:  Chief Executive Officer, Chief Financial Officer, Director
Date: March 31, 2010

FINANCIAL STATEMENTS OF INACTIVE REGISTRANT

The company meets the exception of the requirement to provide audited financial statements under Rule 210.3-11. Accordingly, the accompanying 2005 and 2004 financial statements have not been audited by an independent registered public accounting firm. A summary of the Rule is as follows:
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

BRIGHTCUBE, Inc.
(Successor Company)

Balance Sheets

	December 31,
	2005	2004
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Prepaid expenses	$0	$0
Total current assets	$0	$0

Total Assets	$0	$0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$0	$0
Due to related party	$6,510	$0
Due to related party prior years	$0	$0
Total current liabilities	$6,510	$0

Stockholders' Equity:
Preferred stock	-	-
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Additional paid-in capital	1,000
Accumulated deficit	(95,510)	(88,000)
Total Stockholders' Deficiency	(6,510)	-

Total Liabilities & Stockholders' Equity	0	0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Fiscal Years Ended December 31,
	2005	2004

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold		0
General & administrative	7,510	0
Interest		0
Total Costs & Expenses	7,510	0

Loss from continuing operations	(7,510)	$0
Loss from discontinued operations

Net Loss	(7,510)	$0

Basic and diluted per share amounts:
Continuing operations	$0	$0
Discontinued operations	$0	$0
Basic and diluted net loss	$0	$0

Weighted average shares outstanding (basic & diluted)	88,043,662	88,043,662

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Fiscal Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net Loss	$(7,510)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	1,000	$0
Expenses paid by related party	6,510	$0

Cash flows used by operating activities:	$0	$0

Change in cash	$0	$0
Cash-beginning of period	$0	$0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)

Statement of Stockholders' Equity
(unaudited)

	Common Stock Par Value $ 0.001
	Shares Issued & Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Stockholder Deficiency

Balance at December 31, 2004	88,043,662	88,000	-	(88,000)	0

Fair value of services provided without cost			1,000

2005 Net Loss				($7,510)

Balance at December 31, 2005	88,043,662	88,000	1,000	(95,510)	(6,510)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
(successor company)

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 December 31, 2005

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2005 or 2004.

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
 December 31, 2005

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

There are no employee or non-employee options granted.

6.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by Mr. Manion. These unpaid expenses which were incurred during 2005 totaled $6,510 and totaled $6,510 at December 31, 2005.

Fair value of services: Mr. Manion provided his services and office space without cost to the Company. These had a combined value of $1,000 per month. The total of these expenses was $1,000 for 2005 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.