Form 10-K
period 2006-12-31
BRIGHTCUBE INC
filed 2010-04-16
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2006

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
For The Fiscal Year Ended December 31, 2006

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

The Company did submit the following matters to a vote of its stockholders, through the solicitation of proxies during the year 2006. At the annual meeting of shareholders held on September 27, 2006, the shareholders, in part,: (a) elected Michael F. Manion Director of the corporation, (b) approved a plan of corporate restoration whereby Brightcube Inc would attempt to become a current and compliant with its Security and Exchange reporting obligations, (c) approved a resolution that all previously issued and unissued preferred stock of every Series and all conversion rights of said stock were rescinded and extinguished, (d) authorized and approved a new series of super voting convertible preferred stock to be designated Series C Preferred, and (e) ratified the engagement of Michael Cronin CPA to audit the Company’s financial statements.
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

The following table reflects the high and low bid information for our common stock for each calendar quarter during the years ended December 31, 2006 and 2005. The bid information was obtained from the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2006
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

Liquidity and Capital Resources

At December 31, 2006, we had no assets. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

The Registrant's financial statements for the fiscal years ended December 31, 2006 and 2005 are attached to this annual report.

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

Evaluation of disclosure controls and procedures. Our new management was appointed in December 2005. Management conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, Management concluded that our disclosure controls and procedures were effective for the period covered by this annual report.
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

Item 10.	Executive Compensation

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ Warrants	All other compensation ($)

Michael F. Manion(1)	2006	0	0	0	0	0	0

(1) Mr. Manion became president and chairman on December 19, 2005 and has not received any compensation for serving as president and chairman.

The Company has no employment agreement with its president.

Item 11.	Security Ownership Of Certain Beneficial Owners And Management

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2006, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended December 31, 2006

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

Name: Michael F. Manion
Title:  Chief Executive Officer, Chief Financial Officer, Director
Date: March 31, 2010

FINANCIAL STATEMENTS OF INACTIVE REGISTRANT

The company meets the exception of the requirement to provide audited financial statements under Rule 210.3-11. Accordingly, the accompanying 2006 and 2005 financial statements have not been audited by an independent registered public accounting firm. A summary of the Rule is as follows:
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

BRIGHTCUBE, Inc.
(Successor Company)

Balance Sheet

	December 31,
	2006	2005
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$0	$0
Due to related party	7,350	6,510
Due to related party prior years	6,510	0
Total current liabilities	13,860	6,510

Stockholders' Equity
Preferred stock	0	0
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Additional paid-in capital	13,000	1,000
Accumulated deficit	(114,860)	(95,510)
Total Stockholders' Deficiency	(13,860)	(6,510)

Total Liabilities & Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Fiscal Years Ended December 31,
	2006	2005

Revenue	$0	$0

Costs & Expenses
Costs of goods sold	0	0
General & administrative	19,350	7,510
Interest	0	0
Total Costs & Expenses	19,350	7,510

Loss from continuing operations	(19,350)	(7,510)
Loss from discontinued operations	0	0

Net Loss	$(19,350)	$(7,510)

Basic and diluted per share amounts
Continuing operations	0	0
Discontinued operations	0	0
Basic and diluted net loss	$0	$0

Weighted average shares outstanding (basic & diluted)	88,043,662	88,043,662

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Fiscal Years Ended December 31,
	2006	2005
Cash flows from operating activities
Net Loss	$(19,350)	$(7,510)
Adjustments required to reconcile net loss
to cash used in operating activities
Fair value of services provided without cost	12,000	1,000
Expenses paid by related party	7,350	6,510
Cash flows used by operating activities	$0	$0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)

Statement of Stockholders' Equity
(unaudited)

	Common Stock Par Value $ 0.001
	Shares Issued & Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Stockholder Deficiency

Balance at December 31, 2005	88,043,662	$88,000	$1,000	$(95,510)	$(6,510)

Fair value of services provided without cost			12,000

2006 Net Loss				(19,350)

Balance at December 31, 2006	88,043,662	$88,000	$13,000	$(114,860)	$(13,860)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
(successor company)

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 December 31, 2006

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2006 or 2005.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements

BRIGHTCUBE, INC.
(successor company)

NOTES TO FINANCIAL STATEMENTS
 December 31, 2006

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

There are no employee or non-employee options granted or outstanding.

6.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by Mr. Manion. These unpaid expenses which incurred during 2006 totaled $7,350 and totaled $13,860 at December 31, 2006.

Fair value of services: Mr. Manion provided his services and office space without cost to the Company. These had a combined value of $1,000 per month. The total of these expenses was $12,000 for 2006 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.