Form 10-K
period 2007-12-31
BRIGHTCUBE INC
filed 2010-04-19
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2007

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

BRIGHTCUBE, INC.
For The Fiscal Year Ended December 31, 2007

PART I

Item 1.	Business

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Limited Resources. No Present Source of Revenues. At present, the Company has no business operations and the business activities are limited to seeking potential business opportunities. Due to limited financial and personnel resources, there is only a limited basis upon which to evaluate prospects for achieving the Company’s intended business objectives.  The Company has only limited resources and has no operating income, revenues or cash flow from operations. Management is indirectly providing limited debt funding, on an as needed basis, necessary for the Company to continue its corporate existence and business objective to seek new business opportunities, as well as funding the costs of remaining a reporting company under the Exchange Act. There is no written agreement with Management to provide any interim financing for any period. In addition, the Company will not generate any revenues unless and until it enters into a new business or acquires an entity that generates revenues, of which there can be no assurance. There can be no assurance that any acquired business will generate any material revenues or operate on a profitable basis.

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

Unspecified Industry for New Prospective Business Opportunities and Unascertainable Risks.  There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which the Company may ultimately operate.  To the extent that the Company effects a business combination with a financially unstable Registrant or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, the Company will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that the Company  effects a business combination with an entity in an industry characterized by a high degree of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that the Company will properly ascertain or assess all such risks or that subsequent events may not alter the risks that Company perceives at the time of the consummation of any new business opportunity.

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

Reporting Requirements May Delay Or Preclude Acquisition.  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to provide certain information about significant acquisitions and other material events.  The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain our audited financial statements.  As a reporting company under the Exchange Act, following any business combination, the Company will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity.  These audited financial statements must be filed with the SEC within 71 days following the filing of Form 8-K disclosing the transaction.  While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because the Company is subject to the reporting requirements of the Exchange Act.

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

State Blue Sky Registration; Potential Limitations on Resale Of The Securities.  The holders of the Company’s shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be state blue sky law restrictions upon the ability of investors to resell such securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

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

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the year 2007.

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

The following table reflects the high and low bid information for our common stock for each calendar quarter during the years ended December 31, 2007 and 2006. The bid information was obtained from the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2007
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

During September 2002, we discontinued our former business operations in connection with our filing a Chapter 7 bankruptcy petition. The bankruptcy case closed on March 19, 2003. Since December 19, 2005 through December, 31, 2009 we have incurred a total of $25,043 for general and administrative expenses, including accounting fees and reinstatement fees. While we are dependent upon interim funding provided by Management to pay professional fees and expenses, we have no written finance agreement with Management to provide any continued funding. We are entirely dependent on the judgment of Management in connection with pursuing a new business opportunity or a selection process for a target operating company.  In evaluating a prospective new business opportunity or an operating company, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

Liquidity and Capital Resources

At December 31, 2007, we had no assets. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

The Registrant's financial statements for the fiscal years ended December 31, 2007 and 2006 are attached to this annual report.

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

Item 10.	Executive Compensation

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ Warrants	All other compensation ($)

Michael F. Manion(1)	2005	0	0	0	0	0	0
	2006	0	0	0	0	0	0
	2007	0	0	0	0	0	0

(1) Mr. Manion became president and chairman on December 19, 2005 and has not received any compensation for serving as president and chairman.

The Company has no employment agreement with its president.

Item 11.	Security Ownership Of Certain Beneficial Owners And Management

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2007, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended December 31, 2007

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
Name: Michael F. Manion
Title:  Chief Executive Officer, Chief Financial Officer, Director
Date: March 31, 2010

FINANCIAL STATEMENTS OF INACTIVE REGISTRANT

The company meets the exception of the requirement to provide audited financial statements under Rule 210.3-11. Accordingly, the accompanying 2007 and 2006 financial statements have not been audited by an independent registered public accounting firm. A summary of the Rule is as follows:
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

BRIGHTCUBE, Inc.
(Successor Company)

Balance Sheet

	December 31,
	2007	2006
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$0	$0
Due to related party	4,115	7,350
Due to related party prior years	13,860	6,510
Total current liabilities	17,975	13,860

Stockholders' Equity
Preferred stock	0	0
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Additional paid-in capital	25,000	13,000
Accumulated deficit	(130,975)	(114,860)
Total Stockholders' Deficiency	(17,975)	(13,860)

Total Liabilities & Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Fiscal Years Ended December 31,
	2007	2006

Revenue	$0	$0

Costs & Expenses
Costs of goods sold	0	0
General & administrative	16,115	19,350
Interest	0	0
Total Costs & Expenses	16,115	19,350

Loss from continuing operations	(16,115)	(19,350)
Loss from discontinued operations	0	0

Net Loss	$(16,115)	$(19,350)

Basic and diluted per share amounts
Continuing operations	0	0
Discontinued operations	0	0
Basic and diluted net loss	$0	$0

Weighted average shares outstanding (basic & diluted)	88,043,662	88,043,662

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Fiscal Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net Loss	$(16,115)	$(19,350)
Adjustments required to reconcile net loss
to cash used in operating activities
Fair value of services provided without cost	12,000	12,000
Expenses paid by related party	4,115	7,350

Cash flows used by operating activities	$0	$0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)

Statement of Stockholders' Equity
(unaudited)

	Common Stock Par Value $ 0.001
	Shares Issued & Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Stockholder Deficiency

Balance at December 31, 2006	88,043,662	$88,000	$13,000	$(114,860)	$(13,860)

Fair value of services provided without cost			12,000

2007 Net Loss				(16,115)

Balance at December 31, 2007	88,043,662	$88,000	$25,000	$(130,975)	$(17,975)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
(successor company)

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 December 31, 2007

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2007 or 2006.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51 ("SFAS 160"). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

BRIGHTCUBE, INC.
(successor company)

NOTES TO FINANCIAL STATEMENTS
 December 31, 2007

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

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by Mr. Manion. These unpaid expenses which incurred during 2007 totaled $4,115 and totaled $17,975 at December 31, 2007.

Fair value of services: Mr. Manion provided his services and office space without cost to the Company. These had a combined value of $1,000 per month. The total of these expenses was $12,000 for 2007 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.