Form 10-K
period 2008-12-31
BRIGHTCUBE INC
filed 2010-04-20
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2008

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
For The Fiscal Year Ended December 31, 2008

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

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the year 2008.

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

The following table reflects the high and low bid information for our common stock for each calendar quarter during the years ended December 31, 2008 and 2007. The bid information was obtained from the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2008
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

Liquidity and Capital Resources

At December 31, 2008, we had no assets. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

The Registrant's financial statements for the fiscal years ended December 31, 2008 and 2007 are attached to this annual report.

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

Changes in internal controls

During the period from the date of the Bankruptcy Court Order through the date hereof, during which this annual report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report on internal control over financial reporting in this annual report.

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

Item 10.	Executive Compensation

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ Warrants	All other compensation ($)

Michael F. Manion(1)	2005	0	0	0	0	0	0
	2006	0	0	0	0	0	0
	2007	0	0	0	0	0	0
	2008	0	0	0	0	0	0

(1) Mr. Manion became president and chairman on December 19, 2005 and has not received any compensation for serving as president and chairman.

The Company has no employment agreement with its president.

Item 11.	Security Ownership Of Certain Beneficial Owners And Management

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

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2008, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended December 31, 2008

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
Name: Michael F. Manion
Title:  Chief Executive Officer, Chief Financial Officer, Director
Date: March 31, 2010

FINANCIAL STATEMENTS OF INACTIVE REGISTRANT

The company meets the exception of the requirement to provide audited financial statements under Rule 210.3-11. Accordingly, the accompanying 2008 and 2007 financial statements have not been audited by an independent registered public accounting firm. A summary of the Rule is as follows:
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

BRIGHTCUBE, Inc.
(Successor Company)

Balance Sheet

	December 31,
	2008	2007
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$0	$0
Due to related party	1,185	4,115
Due to related party prior years	17,975	13,860
Total current liabilities	19,160	17,975

Stockholders' Equity
Preferred stock	0	0
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Additional paid-in capital	37,000	25,000
Accumulated deficit	(144,160)	(130,975)
Total Stockholders' Deficiency	(19,160)	(17,975)

Total Liabilities & Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Fiscal Years Ended December 31,
	2008	2007

Revenue	$0	$0

Costs & Expenses
Costs of goods sold	0	0
General & administrative	13,185	16,115
Interest	0	0
Total Costs & Expenses	13,185	16,115

Loss from continuing operations	(13,185)	(16,115)
Loss from discontinued operations	0	0

Net Loss	$(13,185)	$(16,115)

Basic and diluted per share amounts
Continuing operations	0	0
Discontinued operations	0	0
Basic and diluted net loss	$0	$0

Weighted average shares outstanding (basic & diluted)	88,043,662	88,043,662

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Fiscal Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net Loss	$(13,185)	$(16,115)
Adjustments required to reconcile net loss
to cash used in operating activities
Fair value of services provided without cost	12,000	12,000
Expenses paid by related party	1,185	4,115

Cash flows used by operating activities	$0	$0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)

Statement of Stockholders' Equity
(unaudited)

	Common Stock Par Value $ 0.001
	Shares Issued & Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Stockholder Deficiency

Balance at December 31, 2007	88,043,662	$88,000	$25,000	$(130,975)	$(17,975)

Fair value of services provided without cost			12,000

2008 Net Loss				(13,185)

Balance at December 31, 2008	88,043,662	$88,000	$37,000	$(144,160)	$(19,160)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
(successor company)

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 December 31, 2008

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2008 or 2007.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on August 1, 2009. SFAS 165 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

BRIGHTCUBE, INC.
(successor company)

NOTES TO FINANCIAL STATEMENTS
 December 31, 2008

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

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by Mr. Manion. These unpaid expenses which incurred during 2008 totaled $1,185 and totaled $19,160 at December 31, 2008.

Fair value of services: Mr. Manion provided his services and office space without cost to the Company. These had a combined value of $1,000 per month. The total of these expenses was $12,000 for 2008 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.