Form 10-Q
period 2009-03-31
BRIGHTCUBE INC
filed 2010-04-21
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

BRIGHTCUBE, INC.
For The Quarterly Period Ended March 31, 2009

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Brightcube, Inc.
(Successor Company)

Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable	$0	$0
Due to related parties	870	1,185
Due to related parties prior years	19,160	17,975
Total current liabilities	20,030	19,160

Stockholders' Deficiency
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Additional paid-in capital	40,000	37,000
Accumulated deficit	(148,030)	(144,160)
Total Stockholders' Deficiency	(20,030)	(19,160)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$0	$0

Costs & Expenses
Costs of goods sold	0	0
General & administrative	3,870	3,655
Interest	0	0
Total Costs & Expenses	3,870	3,655

Loss from continuing operations	(3,870)	(3,655)
Income Taxes	0	0

Net Loss	$(3,870)	$(3,655)

Basic and diluted per share amounts
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding	88,043,662	88,043,662

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)
Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net Loss	$(3,870)	$(3,655)
Adjustments required to reconcile net loss
to cash used in operating activities
Fair value of services provided without cost	3,000	3,000
Expenses paid by related parties	870	655
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable	0	0
Cash flows used by operating activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Due Related Parties: Amounts due related parties consist of corporate expenses paid directly by Mr. Manion. These unpaid items totaled $20,030 at March 31, 2009.

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

Liquidity and Capital Resources

At March 31, 2009, we had no assets. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

Three Months Ended March 31, 2009 (Q1 2009)
Compared To Three Months Ended March 31, 2008 (Q1 2008)

The successor Company had no revenue for the three months ended March 31, 2009 and March 31, 2008.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

General and administrative expenses increased $870 due to corporate expenses paid directly by Mr. Manion. These unpaid items totaled $20,030 at March 31, 2009.  In addition, Mr. Manion provided his services and office space, with a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent quarterly interim period covered by this filing and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Amounts due related parties consist of corporate expenses paid directly by Mr. Manion. These unpaid items totaled $20,030 at March 31, 2009.  In addition, Mr. Manion provided his services and office space, with a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent year-to-date interim period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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