Form 10-K
period 2009-12-31
BRIGHTCUBE INC
filed 2010-04-21
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2009

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

BRIGHTCUBE, INC.
For The Fiscal Year Ended December 31, 2009

PART I

Item 1.	Description of Business

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

Item 1A.	Risk Factors Related To Our Business

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

Item 1B.	Unresolved Staff Comments

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934 and are not required to provide information under this item.

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

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the year 2009.

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

The following table reflects the high and low bid information for our common stock for each calendar quarter during the years ended December 31, 2009 and 2008. The bid information was obtained from the National Quotation Bureau, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
Fiscal Year 2009
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

Recent Sales of Unregistered Securities.

None.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 6.	Selected Financial Data

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934 and are not required to provide information under this item.

Item 7.	Management's Discussion And Analysis of Financial Conditions And Plan of Operation

Some of the statements contained in this annual report of Brightcube, Inc., a Nevada corporation discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information.  Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate”,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  From time to time, we also may provide forward-looking statements in other materials we release to the public.

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

Liquidity and Capital Resources

At December 31, 2009, we had no assets. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934 and are not required to provide information under this item.

Item 8.	Financial Statements And Supplementary Data

The Registrant's financial statements for the fiscal years ended December 31, 2009 and 2008 are attached to this annual report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

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

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Management, which consists solely of Mr. Michael F. Manion, who acts as both our Chief Executive Officer and Chief Financial Officer and is the sole member of our Board of Directors, along with the participation of an outside CPA conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, Management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual filing. Management concluded that there are several material weaknesses in our disclosure controls and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control Over Financial Reporting

The Management of the Company, which consists solely of Mr. Michael F. Manion, who acts as both our Chief Executive Officer and Chief Financial Officer and is the sole member of our Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our Management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements. Our accounting issues are not complex and indeed quite elementary. Our quarterly and annual reports do in fact reflect accurately and fairly the financial condition of the company for each period covered. We are reasonably assured and confident regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes. However, Management does recognize the existence of several material weaknesses.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was not effective as of December 31, 2009 because of the existence of the following material weaknesses.

a.
The Company is completely dependent on one person, Mr. Manion, who acts as both chief executive officer and chief financial officer. Furthermore, Mr. Manion is the sole member of the Board of Directors. Mr. Manion is also the only source of capital to satisfy the Company’s cash requirements.

b.
The Company’s is unable to have sufficient segregation of duties within its accounting and financial reporting activities. The Company does not have any independent board members, nor does it have an independent audit committee. The Management has limited public accounting expertise.

c.
The Company’s has failed to file the required interim and annual reports on a timely basis. Indeed to date, none of our financial statements since our declaration of bankruptcy in September 2002 have been filed on a timely basis.

These circumstances constitute material weaknesses in the Company’s corporate governance structure.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report. During the evaluation,

Action Taken to Address Material Weaknesses in Disclosure and Procedures

We have initiated measures to remedy the identified material weaknesses. Management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes that compensating controls are in place to mitigate the risks associated with the lack of segregation of duties.

Compensating controls include outsourcing certain financial functions to an independent contractor. The Company shall in the future utilize a third party independent contractor for the preparation of its financial statements.

We have also identified an outside resource to assist in the timely and accurate filing of our financial reports to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

In light of the Company’s financial situation and limited operations, Management will periodically re-evaluate this situation including the implementation of additional procedures.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors And Executive Officers Of The Registrant And Corporate Governance

The following individuals were serving as our executive officers on December 31, 2009:

Name	Age	Position
Michael F. Manion	59	President and Chairman

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

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ Warrants	All other compensation ($)

Michael F. Manion(1)	2005	0	0	0	0	0	0
	2006	0	0	0	0	0	0
	2007	0	0	0	0	0	0
	2008	0	0	0	0	0	0
	2009	0	0	0	0	0	0

(1) Mr. Manion became president and chairman on December 19, 2005 and has not received any compensation for serving as president and chairman.

The Company has no employment agreement with its president.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

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

Item 13.	Certain Relationships And Related Transactions And Director Independence

As of December, 31, 2009, the Company owes Mr. Manion $25,985.

Item 14.	Principal Accounting Fees and Services

Independent Public Accountants

The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal years ending December 31, 2002 through 2009.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the year ended December 31, 2009, and fees billed for other services rendered by Michael F. Cronin, CPA during this period.

Year Ended December 31, 2009

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

Item 15.	Exhibits And Financial Statement Schedules

Financial Statements and Schedules.

The following financial statements and schedules for the Company as of December 31, 2009 are filed as part of this report.

(1)	Financial Statements of the Company
(2)	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Michael F. Manion
Name: Michael F. Manion
Title:  Chief Executive Officer, Chief Financial Officer, Director
Date: March 31, 2010

FINANCIAL STATEMENTS OF INACTIVE REGISTRANT

The company meets the exception of the requirement to provide audited financial statements under Rule 210.3-11. Accordingly, the accompanying 2009 and 2008 financial statements have not been audited by an independent registered public accounting firm. A summary of the Rule is as follows:
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

BRIGHTCUBE, Inc.
(Successor Company)

Balance Sheet

	December 31,
	2009	2008
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$0	$0
Due to related party	6,825	1,185
Due to related party prior years	19,160	17,975
Total current liabilities	25,985	19,160

Stockholders' Equity
Preferred stock	0	0
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Additional paid-in capital	49,000	37,000
Accumulated deficit	(162,985)	(144,160)
Total Stockholders' Deficiency	(25,985)	(19,160)

Total Liabilities & Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Fiscal Years Ended December 31,
	2009	2008

Revenue	$0	$0

Costs & Expenses
Costs of goods sold	0	0
General & administrative	18,825	13,185
Interest	0	0
Total Costs & Expenses	18,825	13,185

Loss from continuing operations	(18,825)	(13,185)
Loss from discontinued operations	0	0

Net Loss	$(18,825)	$(13,185)

Basic and diluted per share amounts
Continuing operations	0	0
Discontinued operations	0	0
Basic and diluted net loss	$0	$0

Weighted average shares outstanding (basic & diluted)	88,043,662	88,043,662

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, Inc.
(Successor Company)

Statement of Cash Flows
(unaudited)

	Fiscal Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net Loss	$(18,825)	$(13,185)
Adjustments required to reconcile net loss
to cash used in operating activities
Fair value of services provided without cost	12,000	12,000
Expenses paid by related party	6,825	1,185

Cash flows used by operating activities	$0	$0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)

Statement of Stockholders' Equity
(unaudited)

	Common Stock Par Value $ 0.001
	Shares Issued & Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Stockholder Deficiency

Balance at December 31, 2008	88,043,662	$88,000	$37,000	$(144,160)	$(19,160)

Fair value of services provided without cost			12,000

2009 Net Loss				(18,825)

Balance at December 31, 2009	88,043,662	$88,000	$49,000	$(162,985)	$(25,985)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.
(successor company)

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 December 31, 2009

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

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
 December 31, 2009

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

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by Mr. Manion. These unpaid expenses which incurred during 2009 totaled $6,825 and totaled $25,985 at December 31, 2009.

Fair value of services: Mr. Manion provided his services and office space without cost to the Company. These had a combined value of $1,000 per month. The total of these expenses was $12,000 for 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.