Form 10-Q
period 2010-03-31
BRIGHTCUBE INC
filed 2010-04-22
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [     ]    No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of March 31, 2010 there were 88,043,662 shares of the Registrant's Common stock, $0.001 par value per share, outstanding.

BRIGHTCUBE, INC.
For The Quarterly Period Ended March 31, 2010

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the interim consolidated financial statements for the period ended March 31, 2010, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading. Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Brightcube, Inc.
(Successor Company)

Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable	$0	$0
Due to related parties	1,156	6,825
Due to related parties prior years	25,985	19,160
Total current liabilities	27,141	25,985

Stockholders' Deficiency
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	88,000
Additional paid-in capital	52,000	49,000
Accumulated deficit	(167,141)	(162,985)
Total Stockholders' Deficiency	(27,141)	(25,985)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)

Statement of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$0	$0

Costs & Expenses
Costs of goods sold	0	0
General & administrative	4,156	3,870
Interest	0	0
Total Costs & Expenses	4,156	3,870

Loss from continuing operations	(4,156)	(3,870)
Income Taxes	0	0

Net Loss	$(4,156)	$(3,870)

Basic and diluted per share amounts
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding	88,043,662	88,043,662

See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)
Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net Loss	$(4,156)	$(3,870)
Adjustments required to reconcile net loss
to cash used in operating activities
Fair value of services provided without cost	3,000	3,000
Expenses paid by related parties	1,156	870
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable	0	0
Cash flows used by operating activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Administrative Proceeding Securities and Exchange Commission:
The Securities and Exchange Commission issued its Order Instituting Proceedings (File No. 3-13834) on March 24, 2010. The administrative proceeding was instituted pursuant to Section 12(j) of the Securities Exchange Act of 1934 against Brightcube, Inc. for being delinquent in its periodic filings with the Commission since the Company declared bankruptcy in September of 2002. A hearing is scheduled for April 26, 2010.

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

Due Related Parties:
Amounts due related parties consist of corporate expenses paid directly by Mr. Manion. These unpaid items totaled $27,141 at March 31, 2010.

Fair value of services:
Mr. Manion provided, without cost to the Company, his services and office space, with a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent quarterly interim period covered by this filing and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 2.	Management’s Discussion and Analysis Financial Condition and Results of Operations

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

Liquidity and Capital Resources

At March 31, 2010, we had no assets. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

Three Months Ended March 31, 2010 (Q1 2009)
Compared To Three Months Ended March 31, 2010 (Q1 2009)

The successor Company had no revenue for the three months ended March 31, 2010 and March 31, 2009.  The Company has no present operations or revenues and its current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

General and administrative expenses increased $1,156 due to corporate expenses paid directly by Mr. Manion. These unpaid items totaled $27,141 at March 31, 2010.  In addition, Mr. Manion provided his services and office space, with a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent year-to-date interim period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934 and are not required to provide information under this item.

Item 4T.	Controls and Procedures

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

Our 2009 annual report did not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in the 2009 annual report. We have not preformed another evaluation during the quarterly interim period covered in this filing.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Present and previous legal proceedings have been disclosed above in the Notes to the Unaudited Financial Statements under item 2. Court Proceedings.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I, Item 1A for our Annual Report on Form 10-K for the fiscal year ended December 30, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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
Date: April 21, 2010