Form 10-K/A
period 2002-12-31
BRIGHTCUBE INC
filed 2010-05-04
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Common Stock par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [     ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [     ]    No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [     ]    No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The approximate aggregate market value of the outstanding voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common stock was last traded as of the last business day of the Registrant's then most recently completed fiscal quarter was $8,800.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the year ended December 31, 2002 of Brightcube, Inc. ("we," "us," “our,” or the “Company”) is being filed to amend the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as initially filed with the Securities and Exchange Commission (SEC) on April 13, 2010 (Original Filing), to delete the use of our predecessor auditor’s opinion on the financial statements of Brightcube, Inc. for the period ended December 31, 2001 that was improperly included in our 2002 10-KSB and to remove inadvertently included language referencing the financial statements of an inactive registrant.

The 2001 audit opinion of BDO Seidman (BDO), our predecessor auditor, issued February 22, 2002 should not have been included in our 2002 10-KSB because BDO was not informed or consulted regarding the preparation and filing of our 2002 annual report. BDO did not perform any due diligence with respect to the 2002 annual report, and furthermore BDO did not provide the required authorization to the inclusion of their 2001opinion in our filing.

On April 23, 2010, BDO respectfully requested that Brightcube withdraw or amend our 2002 annual report. Therefore, Brightcube, Inc. is filing this Amendment No. 1 to the Company’s 2002 10-KSB in order to delete the 2001 BDO report.

We are also deleting language that references to FINANCIAL STATEMENTS OF INACTIVE REGISTRANT that was inadvertently included in the Original Filing.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits 31.1 and 32.1 to this Form 10-K/A.

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

August 10, 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

In the preparation and presentation of this Form 10-K/A, Brightcube has utilized restated and unadited year ended December 31, 2001 values as disclosed in our quarter ended June 30, 2002 10-QSB. Although, Brightcube has requested the predecessor auditor BDO Seidman LLP to reissue their 2001 opinion on our financial statements, BDO has respectfully declined our request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTCUBE, INC.

Date: May 4, 2010	By:	/s/ Michael F. Manion
Chief Executive Officer