Form 10-Q
period 2002-09-30
BRIGHTCUBE INC
filed 2010-06-02
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]    No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [   ]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Ex-change Act)  Yes  [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2009 there were 88,043,662 shares of the Registrant's Common stock, $0.001 par value per share, outstanding.

BRIGHTCUBE, INC.
For The Quarterly Period Ended September 30, 2002

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the interim consolidated financial statements for the period ended September 30, 2002, include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading. Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Brightcube, Inc.
Balance Sheets

	Successor Company 9/30/02	Predecessor Company 12/31/01
	(unaudited)
Assets
Current assets
Cash	$0	$237,200
Restricted cash	0	$345,000
Short-term investments	0	0
Accounts receivable	0	297,000
Inventory	0	348,400
Prepaid expenses	0	213,700
Total current assets	0	1,441,300

Assets from discontinued operations held for sale:
Equipment, net	0	309,300
Goodwill	0	3,768,000
Other assets	0	45,100

Total Assets	$0	$5,563,700

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$0	$345,000
Accounts payable-trade	0	806,800
Accrued expenses	0	220,700
Deferred revenue	0	63,500
Advances from shareholders	0	620,500
Current portion of long term debt	0	0
Total current liabilities	0	2,056,500

Stockholders' Equity:
Common stock-200,000,000 authorized $0.001 par value
88,043,662 issued & outstanding	88,000	77,600
Additional paid-in capital	0	43,126,800
Accumulated deficit	(88,000)	(39,697,200)
Total Stockholders' Equity	0	3,507,200

Total Liabilities & Stockholders' Equity	$0	$5,563,700

See notes to unaudited interim financial statements.

Brightcube, Inc.
Statement of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	0	0	0	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	(5,943,400)	(1,961,000)	(9,036,600)	(6,429,900)
Gain on disposal of assets used in discontinued operations	3,549,700	0	3,549,700	0
Loss from discontinued operations	(2,393,700)	(1,961,000)	(5,486,900)	(6,429,900)

Net Loss	$(2,393,700)	$(1,961,000)	$(5,486,900)	$(6,429,900)
Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	$(0.03)	$(0.03)	$(0.06)	$(0.10)
Basic and diluted net loss	$(0.03)	$(0.03)	$(0.06)	$(0.10)

Weighted average shares outstanding (basic & diluted)	88,000,000	70,568,700	85,000,000	63,318,700

See notes to unaudited interim financial statements.

Brightcube, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net Loss	$(5,486,900)	$(6,429,900)
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by issuance of equity instruments	383,900	1,167,900
Depreciation	0	232,200
Amortization	0	1,025,000
Loss on disposal of assets	0	7,700
Goodwill impairment	3,768,000	0
Changes in assets of discontinued operations	3,473,800	(731,000)
Gain from discontinued operations	(3,549,700)	0
Changes in operating assets & liabilities:
(Increase) decrease in restricted cash	122,200	(431,300)
Cash flows used by operating activities:	(1,288,700)	(5,159,400)

Cash flows from investing activities:
Other	0	2,000
Proceed from sale of discontinued operations	0	4,000
Purchase of equipment	(23,400)	(23,300)
Cash used in investing activities	(23,400)	(17,300)

Cash flows from financing activities:
Proceeds from issuance of common stock	0	1,339,200
Proceeds from debt borrowings	1,174,700	0
Proceeds from related party borrowings	72,700	522,200
Payments on long term debt	(172,500)	(258,800)
Cash generated by financing activities	1,074,900	1,602,600

Change in cash	(237,200)	(3,574,100)
Cash-beginning of period	237,200	3,787,300
Cash-end of period	$0	$213,200

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2001 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	“Fresh Start” Accounting

On September 30, 2002 all assets were transferred to the Chapter 7 Trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of September 30, 2002 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."
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

3.	Discontinued operations

In conjunction with our chapter 7 filing on September 30, 2002 we terminated all operations. Operating results have been classified to the “discontinued operations” section of the Statements of Operations. The prior year’s operations have been reclassified to conform to the current period classification.

4.	Restatement of 2001 Financial Statements

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

5.	Earnings/Loss Per Share

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

6.	Court Proceedings

Securities and Exchange Commission Administrative Proceeding:
On March 24, 2010, The Securities and Exchange Commission issued an Order Instituting Proceedings (File No. 3-13834). The administrative proceeding was instituted pursuant to Section 12(j) of the Securities Exchange Act of 1934 against Brightcube, Inc. for being delinquent in its periodic filings with the Commission since the Company declared bankruptcy in September of 2002. The proceeding is on going and has not been resolved to date.

We have informed the Division of the Company’s intention to file the delinquent reports and to date have filed 29 separate delinquent reports. Additionally, we filed an 8K May 5, 2010 addressing the OIP and the Division of Corporate Finance comments regarding deficiencies in the delinquent reports.

While we were hopeful of reaching a reasonable settlement agreement with the Commission regarding these proceedings, we have concluded that we are unable to meet all the provisions of the Act and rules and regulations thereunder to the satisfaction of the Commission. Therefore, today we have signed an Offer of Settlement from the Commission that is submitted solely for the propose of settling these proceedings which effectively results in the revocation of our common stock registration pursuant to Section 12(j) of the Exchange Act.

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

Liquidity and Capital Resources

Due to the filing of our petition for relief under Chapter 7 of the Bankruptcy Code, at September 30, 2002, we had no assets and no liabilities.  We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company.  It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are is-sued, our shareholders will experience a dilution in their ownership interest in us.  If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination.  Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital.  Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material ad-verse effect on our financial condition and future prospects, including the ability to complete a business combination.  To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

Results Of Operations

Three Months Ended September 30, 2002 (Q1 2002)
Compared To Three Months Ended September 30, 2001 (Q1 2001)

The successor Company had no revenue for the three months ended September 30, 2002 and September 30, 2001. For the three months ended September 30, 2002, the loss due to discontinued operations totaled $2,393,700.

Nine Months Ended September 30, 2002 (Q1 2002)
Compared To Nine Months Ended September 30, 2001 (Q1 2001)

The successor Company had no revenue for the nine months ended September 30, 2002 and September 30, 2001. For the nine months ended September 30, 2002, the loss due to discontinued operations totaled $5,486,900.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the nine months ended September 30, 2002 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Present and previous legal proceedings have been disclosed above in item number 6. Court Proceedings as part of the Notes to the Unaudited Financial Statements.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I, Item 1A for our Annual Report on Form 10-K for the fiscal year ended December 30, 2009 and filed April 21, 2010. There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K excepting the possible revocation consequences disclosed above in item number 6. Court Proceedings Securities and Exchange Commission Administrative Proceeding.

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
Date: June 2, 2010