Form 10-Q
period 2011-09-30
BRIGHTCUBE INC
filed 2011-11-17
CIK 1086722

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

As of September 30, 2011, there were 188,043,662 shares of the Registrant's Common stock, $0.001 par value per share, outstanding.

BRIGHTCUBE, INC.

For The Quarterly Period Ended September 30, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion and Analysis or Plan of Operations	10
Item 3	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	15
Item 3	Defaults Upon Senior Securities	15
Item 4	Submission of Matters to a Vote of Security Holders	15
Item 5	Other Information	15
Item 6	Exhibits and Reports on Form 8-K	15
	EXHIBIT
	SIGNATURES	16

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Brightcube, Inc.
(Successor Company)
Balance Sheets.

	Sept 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash	$1,000	$0
Prepaid expenses	0	700
Total current assets	1,000	700

Total Assets	$1,000	$700

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$0
Due to related parties	1,500	0
Total current liabilities	1,500	0

Stockholders' Deficiency:
Common stock-200,000,000 authorized $0.001 par value
188,043,662 issued & outstanding	188,000	188,000
Additional paid-in capital	12,000	3,000
Accumulated deficit	(200,500)	(190,300)
Total Stockholders' Deficiency	(500)	700

Total Liabilities & Stockholders' Deficiency	$1,000	$700
See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)
Statement of Operations
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2011	2010	2011	2010

Revenue	$0	$0	$0	$0

Costs & Expenses:
Costs of goods sold	0	0	0	0
General & administrative	3,800	3,000	10,200	16,500
Interest	0	0	0	0
Total Costs & Expenses	3,800	3,000	10,200	16,500

Loss from continuing operations before income taxes	(3,800)	(3,000)	(10,200)	(16,500)
Income taxes	0	0	0	0

Net Loss	($3,800)	($3,000)	($10,200)	($16,500)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	188,043,662	88,043,662	188,043,662	88,043,662
See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended Sept 30,
	2011	2010
Cash flows from operating activities:
Net Loss	($10,200)	($16,500)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	9,000	9,000
Expenses paid by related parties	1,200	7,500
Changes in operating assets & liabilities:
Refund of prepaid filing fees	700	0
Cash flows used by operating activities:	700	0

Cash flows from financing activities:
Proceed from related party borrowings	300	0
Cash generated by financing activities	300	0

Change in cash	1,000	0
Cash-beginning of period	0	0
Cash-end of period	$1,000	$0
See notes to unaudited interim financial statements.

Brightcube, Inc.
(Successor Company)
Statement of Stockholders' Equity
(Unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at December 31, 2008	88,043,662	$88,000	$37,000	($144,100)
Fair value of services provided without cost			12,000
Net Loss				(18,900)
Balance at December 31, 2009	88,043,662	88,000	49,000	($163,000)
Fair value of services provided without cost			12,000
stock issued to settle related party debt	100,000,000	100,000	(58,000)
Net Loss				(27,300)
Balance at December 31, 2010	188,043,662	$188,000	$3,000	($190,300)
Fair value of services provided without cost			9,000
Net Loss				(10,200)
Balance at September 30, 2011	188,043,662	$188,000	$12,000	($200,500)
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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2010 Audited Financial Statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Securities and Exchange Commission Administrative Proceeding:

On March 24, 2010, The Securities and Exchange Commission issued an Order Instituting Proceedings (File No. 3-13834). The administrative proceeding was instituted pursuant to Section 12(j) of the Securities Exchange Act of 1934 against Brightcube, Inc. for being delinquent in its periodic filings with the Commission since the Company declared bankruptcy in September of 2002. The Company has signed an Offer of Settlement from the Commission that is submitted solely for the propose of settling these proceedings which effectively results in the revocation of our common stock registration pursuant to Section 12(j) of the Exchange Act, which became effective on June 7, 2010.

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by Mr. Manion and cash advances made by Mr. Manion. These unpaid items totaled $1,500 at September 30, 2011.

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

In connection with the Order and subsequent Directors meeting held on December 20, 2005 Michael F. Manion was appointed our sole director and president (“Management”). In consideration for these services, we expect to issue restricted shares of common stock to Mr. Manion, as we are unable to pay for any expenses incurred or services rendered on the Company’s behalf. Such issuance shall result in Mr. Manion having a majority interest in our common stock.

At the annual meeting of shareholders held on September 27, 2006, the shareholders, in part,: (a) elected Michael F. Manion Director of the corporation, (b) approved a plan of corporate restoration whereby Brightcube Inc. would attempt to become a current and compliant with its Security and Exchange reporting obligations, (c) approved a resolution that all previously issued and unissued preferred stock of every Series and all conversion rights of said stock were rescinded and extinguished, (d) authorized and approved a new series of super voting convertible preferred stock to be designated Series C Preferred, and (e) ratified the engagement of Michael Cronin CPA to audit the Company’s financial statements. We never ratified the adoption of the Series C Preferred and subsequently we amended and restated our Articles of Incorporation to eliminate Preferred Stock authorizations.

New Business Objectives

As a result of the Chapter 7 bankruptcy proceeding, we have had no business operations. At present, we have limited business operations directed primarily at funding the costs, including professional accounting fees and filing expenses, of registering our securities under the Exchange Act and becoming a reporting company under the Exchange Act. Upon becoming current and compliant under the Act, management will then direct its efforts and limited resources to pursuing potential new business opportunities. We do not intend to limit ourselves to a particular industry and have not established any particular criteria upon which we shall consider and proceed with a business opportunity.

From March 1, 1999 through December 20, 2000, our common stock was trading on the OTCBB under the symbol “LOFT” and since December 20, 2000, under the symbol “BRCU”. In connection with filing a Chapter 7 bankruptcy petition in September 2002 and subsequent delinquency in our reporting requirements, our common stock became subject to quotation on the pink sheets under the symbol “BRCU.PK”.

There is currently no trading market in our shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. Management intends to devote such time as it deems necessary to carry out our affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to our plan of operation.

Plan of Operation

At present, we have limited business operations directed primarily at funding the costs, including professional accounting fees and filing expenses, of registering our securities under the Exchange Act and then continuing to be a reporting company under the Exchange Act. Our other business activities of seeking potential business opportunities are currently not actively being pursued. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities,

We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance. Management has voting control of the Company and therefore has substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is not obligated nor does Management intend to seek pre-approval from our shareholders.

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

Liquidity and Capital Resources

At September 30, 2011, we had $1,000 cash as our only asset. We will use our limited personnel and financial resources first to become compliant with our reporting and disclosure obligations under the Exchange Act and then proceed with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

Three Months Ended September 30, 2011 (Q3 2011)

Compared To Three Months Ended September 30, 2010 (Q3 2010)

The successor Company had no revenue for the three months ended September 30, 2011 and September 30, 2010. The Company has no present operations or revenues and its current activities are related primarily at funding the costs, including professional accounting fees and filing expenses, of registering its securities under the Exchange Act and becoming a reporting company under the Exchange Act. The Company has limited business activity related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

General and administrative expenses decreased $6,300 due to corporate expenses paid directly by Mr. Manion during 2010 related to the Company’s attempt to become current and compliant with its reporting obligations at that time.

Amounts due related parties consist of corporate expenses paid directly by Mr. Manion. These unpaid items totaled $1,500 at September 30, 2011. In addition, Mr. Manion provided his services and office space, with a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent quarterly interim period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

However, to date none of our financial statements since our declaration of bankruptcy in September 2002 have been filed on a timely basis. Due to our failure to file on a timely basis, the Company currently concludes that its disclosure controls and procedures are not effective as of the end of the period covered by this report. And in fact were not effective for all the delinquent filings from September 2002 to the date of this filing.

Changes in internal controls

During the period from the date of the Bankruptcy Court Order through the date hereof, during which this quarterly report was prepared, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3. Defaults Upon Senior Securities

 None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

Date:November 15, 2011

16