Form 10-K
period 2011-12-31
BRIGHTCUBE INC
filed 2012-03-23
CIK 1086722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from to

Commission file number: 0-266932

BRIGHTCUBE, INC.

(Exact name of registrant as specified in its charter)

Nevada                                               87-0431036

(State or Other Jurisdiction of                        (I.R.S. Employer

Incorporation or Organization)                     Identification No.)

525 Inner Circle, The Villages, Florida               32162

(Address of Principal Executive Offices)             (Zip Code)

Registrant’s telephone number, including area code: (321) 229-5444

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]       No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]       No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required or to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.      Yes [  ]       No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [x]       No [  ]

As of December 31, 2011, there were 188,043,662 shares of the Registrant's Common stock, $0.001 par value per share, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

Documents incorporated by reference: none

FORM 10-K

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Brightcube, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business.

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

On March 24, 2010, Securities and Exchange Commission Division of Enforcement issued an Order Instituting Proceedings (File No. 3-13834) against Brightcube, Inc. for being delinquent in its periodic filings with the Commission. An Offer of Settlement in the above captioned proceedings became effective June 7, 2010, revoking Brightcube’s securities registered pursuant to Exchange Act Section 12.

As of September 16, 2011, due to an effective Exchange Act registration statement on Form 10, we commenced filing annual, quarterly, special reports and other required information with the SEC. We intend to furnish our stockholders with annual reports containing consolidated financial statements certified by an independent public accounting firm. The Form 10 registration statement is, and any of these future filings with the SEC will be, available to the public over the Internet at the SEC’s web site at www.sec.gov.

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

settle affairs, collect outstanding debts, sell and convey property, real and personal;

demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, lands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation;

institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation; and

exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws.

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

At the annual meeting of shareholders held on September 27, 2006, the shareholders, in part,: (a) elected Michael F. Manion Director of the corporation, (b) approved a plan of corporate restoration whereby Brightcube Inc. would attempt to become a current and compliant with its Security and Exchange reporting obligations, (c) approved a resolution that all previously issued and unissued preferred stock of every Series and all conversion rights of said stock were rescinded and extinguished, (d) authorized and approved a new series of super voting convertible preferred stock to be designated Series C Preferred, and (e) ratified the engagement of Michael Cronin CPA to audit the Company’s financial statements. We never ratified the adoption of the Series C Preferred and subsequently we amended and restated our Articles of Incorporation to eliminate Preferred Stock authorizations. Amended & Restated Articles of Incorporation were filed with The Nevada Secretary of State on October 24, 2011 and are included herein as Exhibit 1.

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

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review. Management intends to devote such time as it deems necessary to carry out the Registrant's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Registrant's plan of operation. The Company is not obligated nor does Management intend to seek pre-approval from our shareholders regarding business opportunities.

The Registrant intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Registrant is a Blank Check Company

At present, the Registrant is a development stage company with no revenues and has no specific business plan or purpose. The Registrant's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Registrant is a blank check company and any offerings of the Registrant's securities need to comply with Rule 419 under the Act. The Registrant's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act.

The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Registrant is subject to the penny stock rules, it may be more difficult to sell the Registrant's common stock.

Furthermore, many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

At present, we have limited business operations directed primarily at funding the costs, including professional accounting fees and filing expenses, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. Our other business activities of seeking potential business opportunities are currently not actively being pursued. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities. Mr. Manion is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as officer or director of any other entity that is engaged in business activities similar to those of the Registrant. Management has not identified and is not currently negotiating a new business opportunity for us.

Liquidity and Capital Resources

December 31, 2011, we had $ 567 cash as our only asset. We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with our plan to seek new business opportunities and or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

Due to the Company’s lack of capital to fund the search for a merger acquisition, the Registrant may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities, which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Item 1A. Risk Factors.

An investment in the Company is highly speculative in nature and involves a high degree of risk. You should consider carefully the following risk factors before investing in our securities. If any of the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected.

Dependence on Key Personnel

The Registrant is dependent upon the continued services of Michael F. Manion, its sole officer and director. To the extent that his services become unavailable, the Registrant will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

Limited Resources with No Current Revenues

At present, we have limited business operations and our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering its securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business, of which there can be no assurance.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses, legal fees and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition at which time the success of the acquisition may be dependent on many things out of our control.

Broad Discretion of Management

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business. There can be no assurance that determinations made by our management will permit us to achieve our business objectives.

Absence of Substantive Disclosure Relating to Present Business

As of the date of this annual filing, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no information concerning any prospective business. There can be no assurance that any prospective business opportunity will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

No Market for Common Stock and None May Develop or Be Sustained

As a result of our June 2011 SEC Administrative Proceeding settlement, our common stock has no symbol or current listing on any market or exchange of any sort. With no current trading market in the common stock., there can be no assurance that there will be an active trading market for the common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Unspecified Industry for Prospective Business Opportunities and Unascertainable Risks

There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. An high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

Conflicts of Interest

Our management is not required to commit their full time to our affairs. There may be a conflict of interest in allocating their time in the event that management engages in similar business efforts for other entities. Our management will devote such time, in their sole discretion, to conduct our business, including the evaluation of potential new business opportunities. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to a new business. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what they believe will be in the best interests of the shareholders of the Registrant and other respective public companies. The Registrant shall not enter into a transaction with a target business that is affiliated with management.

While seeking a business combination, management anticipates devoting very limited time, no more than five hours per week on average, to the Company’s affairs before a suitable target company is identified. Our officers have not entered into a written employment agreement with us and do not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Competition

We expect to encounter intense competition from other entities seeking to pursue new business opportunities. Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Reporting Requirements May Impair Acquisition Opportunities

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to provide certain information about significant acquisitions and other material events.  The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain our audited financial statements.  As a reporting company under the Exchange Act, following any business combination, the Company will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity.  These audited financial statements must be filed with the SEC within 4 days following the filing of Form 8-K disclosing the transaction.  While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because the Company is subject to the reporting requirements of the Exchange Act.

Additional Financing Requirements

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly. We have no revenues and are dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence.

We may not generate any revenues unless and until the commencement of new business operations. We believe that we will have sufficient funds available to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds, from Mr. Manion and/or affiliates, prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with Mr. Manion and/or affiliates to provide funds for our operating expenses.

Limitations on Resale of Our Securities and Blue Sky Requirements

The holders of our shares of common stock and those persons who desire to purchase them if any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the present intention of the Registrant's management after the commencement of new business operations to seek coverage and publication of information regarding the Registrant in an accepted publication manual, which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Dividends Unlikely

We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the commencement of new business operations that future management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Possible Issuance of Additional Securities

Our Articles of Incorporation, as amended and restated, authorize the issuance of 200,000,000 shares of common stock, par value $0.001. As of December 31, 2011 the date of this annual filing, we have 188,043,662 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

Compliance With Penny Stock Rules

Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock", the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

We will be deemed a blank check company under Rule 419 of the Securities Act of 1933. In any subsequent offerings, we will have to comply with Rule 419.

We are required to comply with the provisions of Rule 419 of the Securities Act in any registered offering of securities while we are a blank check or shell company. Pursuant to Rule 419 we will be required to deposit all funds in escrow pending the provision of advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of those stockholders to whom such securities were offered. If no response is received from these stockholders within 45 days thereafter, or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419 will be promptly returned to any such stockholder.

All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The funds held in escrow may be released to us and the securities may be delivered to the purchaser or other registered holder identified on the deposited securities only after the escrow agent has received both a signed representation from us as well as other evidence acceptable to the escrow agent that we have met the requirements of Rule 419 (e)(1) and (e)(2), and we have consummated an acquisition meeting the requirements of Rule 419 (e)(2)(iii) of the Securities Act. In addition, we are required to advise stockholders of a probable acquisition or when we execute an agreement to acquire a business. We intend to advise stockholders of a business combination by filing a post effective amendment to this registration statement as required by Rule 419.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its sole officer at no charge.

Item 3. Legal Proceedings.

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our Common Stock.

Holders

As of December 31, 2011, there was 371 record holders of an aggregate of 188,043,662 shares of the Common Stock issued and outstanding.

Dividends

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report, and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Overview

 The Company as currently organized is a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enter into.

Operating Expenses

During the fiscal year ended December 31, we incurred expenses related to fees paid to the following:

Company’s Securities Counsel,

Independent Accounting Firm audit fees,

Expenses associated with SEC filing requirements

State of Nevada annual fees

Transfer Agent service fees

Resident Agent service fees

Liquidity and Capital Resources

The Company does not currently engage in any business activities that provide cash flow. The Company will be able to conduct its planned operation using currently available capital resources for a minimum of three months. During the next 12 months we anticipate incurring costs related to the above identified “Operating Expenses”. The Company may also incur expenses related to investigating, analyzing and consummating an acquisition.

Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $15,000 within next 12 months. We anticipate we may need indeterminable additional Company funds to consummate a business combination if a suitable target is ever identified.

We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to us by our management. Our management has not entered into a written agreement to pay any costs or expenses incurred by the Company. We have minimal assets and may cease business operations if we do not timely consummate a business combination but continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are filed under this item, beginning on page F-1 of the Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Brightcube, Inc.
The Villages, FL

I have audited the accompanying balance sheet of Brightcube, Inc. as of December 31, 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brightcube, Inc. as of December 31, 2011 and 2010 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $18,800 loss from operations and has no cash. The Company may not have adequate readily available resources to fund operations through 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 23, 2012

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant Orlando, FL

Brightcube, Inc.
(Successor Company)
Balance Sheets.

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash	$567	$0
Prepaid expenses	0	734
Total current assets	567	734

Total Assets	$567	$734

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$43
Accrued expenses	0	0
Due to related parties	6,686	0
Total current liabilities	6,686	43

Stockholders' Deficiency:
Common stock-200,000,000 authorized $0.001 par value
188,043,662 issued & outstanding	188,044	188,044
Additional paid-in capital	14,988	2,988
Accumulated deficit	(209,151)	(190,341)
Total Stockholders' Deficiency	(6,119)	691

Total Liabilities & Stockholders' Deficiency	$567	$734
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)
Statement of Operations

	Years Ended December 31
	2011	2010

Revenue	$0	$0

Costs & Expenses:
Costs of goods sold	0	0
General & administrative	18,810	27,300
Interest	0	0
Total Costs & Expenses	18,810	27,300

Loss from continuing operations before income taxes	(18,810)	(27,300)
Income taxes	0	0

Net Loss	($18,810)	($27,300)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	188,043,662	188,043,662
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)
Statement of Cash Flows

	Years Ended December 31.
	2011	2010
Cash flows from operating activities:
Net Loss	($18,810)	($27,300)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	12,000	12,000
Expenses paid by related parties	6,420	16,000
Changes in operating assets & liabilities:
(Increase) decrease in current assets	734	(700)
Increase (decrease) in accounts payable & accrued expenses	(43)	0
Cash flows used by operating activities:	301	0

Cash flows from financing activities:
Proceed from related party borrowings	266	0
Cash generated by financing activities	266	0

Change in cash	567	0
Cash-beginning of period	0	0
Cash-end of period	$567	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Brightcube, Inc.
(Successor Company)
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at December 31, 2009	88,043,662	88,044	48,988	($163,041)
Fair value of services provided without cost			12,000
stock issued to settle related party debt	100,000,000	100,000	(58,000)
Net Loss				(27,300)
Balance at December 31, 2010	188,043,662	$188,044	$2,988	($190,341)
Fair value of services provided without cost			12,000
Net Loss				(18,810)
Balance at December 31, 2011	188,043,662	$188,044	$14,988	($209,151)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

BRIGHTCUBE, INC.

(successor company)

BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

December 31, 2011

The Company

Brightcube, Inc. (the "Company"), (formerly Photoloft, Inc.), a Nevada corporation, was incorporated on January 23, 1986. Prior to filing for bankruptcy under chapter 7 on September 30, 2002, Brightcube (through its subsidiary Extreme Velocity Group, Inc. (EVG) provided Internet and imaging solutions to the art market.

Bankruptcy Proceedings: On September 30, 2002, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California (case no. LA02-37844SB) As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of all of the assets. On March 19, 2003 the U.S. Bankruptcy Court Central District of California closed the case.

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

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Earnings per Common Share: We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2011 or 2010.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Subsequent Events: Subsequent events have been evaluated up to and including the date at which the financial statements were available-March 23, 2012. There are no subsequent events to be reported.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

BRIGHTCUBE, INC.

(successor company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

2. Court Proceedings and Regulatory Compliance:

Bankruptcy Court Proceedings: On September 30, 2002, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Central District of California (case no. LA02-37844SB). On March 19, 2003 this Chapter 7 bankruptcy was closed by the U.S. Bankruptcy Court Central District of California.

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

Securities and Exchange Commission Administrative Proceedings: On March 24, 2010 Brightcube was the subject of a Securities and Exchange Commission Administrative Proceeding in which the SEC Division of Enforcement issued an Order Instituting Proceedings (OIP) (File No. 3-13834). The Administrative Proceeding was instituted pursuant to Section 12(j) of the Securities Exchange Act of 1934 against Brightcube, Inc. for being delinquent in its periodic filings with the Commission since the Company last filed an interim quarterly report for the period ended June 30, 2002.

On June 7, 2010 the Commission accepted an Offer of Settlement and entered an Order Making Findings and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934 as to Brightcube, Inc.

As of September 16, 2011, due to an effective Exchange Act registration statement on Form 10, Brightcube, Inc. commenced filing required annual, quarterly, special reports and other information with the SEC. We intend to furnish our stockholders with annual reports containing consolidated financial statements certified by an independent public accounting firm. The Form 10 registration statement is and any of these future filings with the SEC will be, available to the public over the Internet at the SEC’s web site at www.sec.gov.

3. Income Taxes:

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

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

We have a current operating loss carry-forward of $ 43,000 resulting in deferred tax assets of $14,280. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2002.

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

4. Stockholders' Equity:

Common Stock

In July 2000, the Company's Board of Directors increased the number of authorized shares of common stock to 200,000,000. On December 23, 2010 the Company issued 100,000,000 shares of common stock to Mr. Manion as payment for $42,000 in advances of operating expenses made by him on our behalf. The stock is subject to trading restrictions.

Stock Based Compensation

There are no employee or non-employee options granted or outstanding.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by Mr. Manion. These unpaid items totaled $6,686 at December 23, 2011.

Fair value of services: Mr. Manion provided his services and office space without cost to the Company. These had a combined value of $1,000 per month. The total of these expenses was $12,000 for 2011 and 2010 respectively, and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Management, which consists solely of Mr. Michael F. Manion, who acts as both our Chief Executive Officer and Chief Financial Officer and is the only Director, along with the participation of an outside CPA conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, Management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual filing in such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, Management noted that there are several material weaknesses in our disclosure controls and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected; however, our CEO and Principal Financial Officer believes our controls and procedures provide reasonable assurance as set forth above.

Management's Annual Report on Internal Control over Financial Reporting

The Management of the Company, which consists solely of Mr. Michael F. Manion, who acts as both our Chief Executive Officer and Chief Financial Officer and is the sole Director, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

a. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

b. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our Management and directors; and

c. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2011 even though we noted the existence of the following material weaknesses:

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

c. Brightcube, Inc. had been delinquent in its periodic filings with the Commission since the Company declared bankruptcy in September of 2002. From 2002 to 2010, the Company’s had failed to file required interim and annual reports on a timely basis. This failure to file resulted in the Securities and Exchange Commission issuing an Order Instituting Proceedings (File No. 3-13834). On June 7, 2010, these proceedings resulted in the revocation of our common stock registration pursuant to Section 12(j) of the Exchange Act. These circumstances constitute material weaknesses in the Company’s corporate governance structure.

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

Compensating controls include outsourcing certain financial functions to an independent contractor. The Company has utilized a third party independent contractor to review the preparation of its financial statements. We have also identified an outside resource to assist in the timely and accurate filing of our financial reports to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. In light of the Company’s financial situation and limited operations, Management will periodically re-evaluate this situation including implementation of additional procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on an assessment carried out January 6, 2012, management believes that, as of December 31, 2011, our internal control over financial reporting was effective.

Item 9B.

Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our director was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Date Became Executive Officer
Michael F. Manion	61	President and CFO	12/2005

Michael F. Manion (61).  Mr. Manion has been President and a director of the Company since December 2005.  During the last 5 years, Mr. Manion has completed one project restoring a distressed public company and bringing it current and compliant with its reporting and financial obligations. That company completed a merger agreement on October 31, 2007 and Mr. Manion resigned as an officer and director on November 1, 2007. Mr. Manion no longer has any affiliation with the project company. Michael F. Manion is a BBA cum laude graduate of the Wharton School of Business at the University of Pennsylvania.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and or until their successors are elected and qualify.

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2011, 2010, and 2009.

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Michael F. Manion, President and CFO	2011	---	---	---	---	---	---

	2010	---	---	---	---	---	---
	2009	---	---	---	---	---	---

Mr. Manion became the Company's officer and director in December 2005 and has not received any compensation for serving as President and CFO.

The Company has no employment agreement with its president.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock securities and the beneficial ownership of Registrant's director and executive officer. As of December 31, 2011, the Registrant had 188,043,662 shares of common stock issued.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Michael F. Manion, President and CFO	100,010,000	53.18%
525 Inner Circle
The Villages, FL 32162
Director and Officer (1 person)	100,010,000	53.18%

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant. However, in the event that the Registrant enters into a business combination with an operating entity, it may be expected that it will experience a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2011, the Company owes Mr. Manion $6,686, which consist of corporate expenses paid directly by Mr. Manion. This amount due is shown in our financial statements as due to related parties. In addition, Mr. Manion provided his services and office space, with a combined value of $1,000 per month. The total of these expenses were $12,000 for the most recent year ending December 31 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 14. Principal Accountant Fees and Services.

Our principal independent accountant is Michael F. Cronin, Certified Public Accountant. Their pre-approved fees billed to the Company are set forth below:

For Fiscal Year Ended                        For Fiscal Year Ended

  December 31, 2011                            December 31, 2010

Audit Fee               $      5,000                                            $      5,000

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)

The following documents are included in this Annual Report on Form 10-K:

(a)(1) Financial Statements

Our consolidated financial statements are filed under Item 8. Financial Statements and Supplementary Data beginning on page F-1 of the Annual Report on Form 10-K. The documents included thereunder include the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2011

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2011

Consolidated Statement of Changes in Stockholder’s Deficit for the Years Ended December 31, 2009, 2010 and 2011

Background and Significant Accounting Policies

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

(a)(3) Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit                                            Description of

Number                                           Exhibit

3.1 Amended & Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1of Registration Statement on Form 10-12G/A filed with the SEC on October 26, 2011)

3.2 Bylaws of BRIGHTCUBE, Inc. (Incorporated by reference to Exhibit 3.2 of Registration Statement on Form 10-12G/A filed with the SEC on October 26, 2011)

31.1 Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302

31.2 Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1 Certification Pursuant To 18 U.S.C. Section 1350

32.2 Certification Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brightcube, Inc. (the “Registrant”)

Dated: March 23, 2012

By: /s/ Michael F. Manion

Michael F. Manion

President and Chief Executive Officer