Form 10-Q
period 2012-03-31
BRIGHTCUBE INC
filed 2012-05-17
CIK 1086722

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

As of May 11, 2012, there were 188,043,662 shares of the Registrant's Common stock, $0.001 par value per share, outstanding.

BRIGHTCUBE, INC.

For The Quarterly Period Ended March 31, 2012

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	(Removed and Reserved)	12
Item 5	Other Information	12
Item 6	Exhibits	12
	31.1 Certification pursuant to Sabanes-Oxley Section 302
	32.1 Certification pursuant to Sabanes-Oxles Section 906

SIGNATURES

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Brightcube, Inc.

Balance Sheets

	March 31	December 31
	2012	2011
	(unaudited)	(audited)
Assets
Current assets	0	0
Cash	1,637	567
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	1,637	567

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	0	0
Due to related parties	6,930	6,686
Due to related parties prior years	3,686	0

Total current liabilities	10,616	6,686

Stockholders' Deficiency:
Common stock 200,000,000 authorized $0.001 par value 188,043,662 issued & outstanding	188,044	188,044
Additional paid-in capital	17,988	14,988
Accumulated deficit	215,011	-209,151
Total Stockholders' Deficiency	-8,979	-6,119

Total Liabilities & Stockholders' Deficiency	1,637	567
See notes to unaudited interim financial statements.

Brightcube, Inc.

Statement of Operations

(Unaudited)

	Three Months	Ended March 31,
	2011	2012

Revenue	$ 0	$ 0
Costs & Expenses:
Costs of goods sold	0	0
General & administrative	6,930	3,422
Interest
Total Costs & Expenses	6,930	3,422

Loss from continuing operations	-6,930	-3,422
Income Taxes
Net Loss	($6,930)	($3,422)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted Average shares outstanding	188,043,662	188,043,662

See notes to unaudited interim financial statements.

Brightcube, Inc.

Statement of Cash Flows

(unaudited)

	Three Months Ended	March 31,
	2012	2011
Cash flows from operating activities:
Net Loss	($6,930)	($3,422)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided without cost	3,000	3,000
Expenses paid by related parties	1,430	422
(Increase) decrease in current assets	0
Increase (decrease) in payables & accrued expenses	0	0
Cash flows used by operating activities:	0	0

Cash flows from financing activities:
Proceed from related party borrowings	2,500	0
Cash generated by financing activities	2,500	0
Change in cash	1,070	0

Cash-beginning of period	567	0
Cash-end of period	$1,637	$0
See notes to unaudited interim financial statements.

BRIGHTCUBE, INC. NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2012 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earning per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses paid directly by Mr. Manion and cash advances made by Mr. Manion. These unpaid items totaled $10,616 at March 31, 2012.

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

General Background

Brightcube, Inc., a Nevada corporation (sometimes referred to herein as “we”, “us”, “our”, “Company” and the “Registrant”) was incorporated in Nevada on January 23, 1986.

On September 30, 2002, we filed in the U.S. Bankruptcy Court for the Central District of California (the “Bankruptcy Court”) a voluntary petition seeking relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code, Case No. LA02-37844SB.

As a result of the September 2002 Chapter 7 bankruptcy proceeding, we have had no business operations. At present, we have limited business operations directed primarily at funding the costs, including professional accounting fees and filing expenses, of registering our securities and being a reporting company under the Exchange Act.

Since June 7 2010, our common stock has not traded under any symbol and has not been subject to quotation. We do not expect to apply or receive a symbol until we commence a new business operation. There is currently no trading market in our shares. There can be no assurance that there will ever be an active trading market for our common stock.

Management intends to devote such time as it deems necessary to carry out our affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to our plan of operation.

Statement of Operations

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

Liquidity and Capital Resources

At March 31, 2012, we had $1,637 cash as our only asset. We will use our limited personnel and financial resources first to ensure we are compliant with our reporting and disclosure obligations under the Exchange Act and then proceed with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

Three Months Ended March 31, 2012 (Q1 2012)

Compared To Three Months Ended March 31. 2011 (Q1 2011)

The Company had no revenue for the three months ended March 31, 2012 and 2011. The Company has no present operations or revenues and its current activities are related primarily at funding the costs, including professional accounting fees and filing expenses, of registering its securities and being a reporting company under the Exchange Act. The Company has limited business activity related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

General and administrative expenses increased $3,500 due to a cash deposit of $2,500 for corporate expenses paid directly by Mr. Manion during 2012 related to the Company’s reporting obligations.

Amounts due related parties consist of corporate expenses paid directly by Mr. Manion. These unpaid items totaled $10,616 at March 31, 2012. In addition, Mr. Manion provided his services and office space, with a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent quarterly interim period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk and Procedures

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures that are designed to ensure the required financial information pursuant to the Exchange Act as amended is recorded and reported within the time periods specified in the rules and that such information is provided to our Chief Executive Officer, who also performs the function of our Chief Financial Officer in a manner and within appropriate time to allow timely decisions regarding required disclosure.

As of the quarterly period ending March 31, 2012 an evaluation was conducted under the supervision and with the participation of the principal executive and principal financial officer, regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer, who also performs the function of our Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period covered in this filing.

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

Changes in Internal Controls Regarding Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

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

Date: May 17, 2012

