Form 10-Q
period 2012-06-30
BRIGHTCUBE INC
filed 2012-08-20
CIK 1086722

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

BRIGHTCUBE, INC.

(Exact name of registrant as specified in its charter)

Nevada		87-0431036
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
0-266932
(Commission file number)

525 Inner Circle, The Villages, Florida		32162
(Address of principal executive offices)		(zip code)

(321) 229-5444

(Registrant’s telephone number, including area code)

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes  ☑   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 1, 2012, there were 188,043,662 shares of the Registrant's Common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Brightcube, Inc.

Balance Sheets

	June 30	December 31
	2012	2011
	(unaudited)	(audited)
Assets
Current assets	0	0
Cash	1,513	567
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	1,513	567

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable	0	0
Due to related parties	11,686	6,686

Total current liabilities	11,686	6,686

Stockholders' Deficiency:
Common stock 200,000,000 authorized $0.001 par value 188,043,662 issued & outstanding	188,044	188,044
Additional paid-in capital	20,988	14,988
Accumulated deficit	-219,205	-209,151
Total Stockholders' Deficiency	-10,173	-6,119

Total Liabilities & Stockholders' Deficiency	1,513	567
See notes to unaudited interim financial statements.

Brightcube, Inc.

Statement of Operations

3 Months Ended June 30 2012

(Unaudited)

	Three Months Ended June 30,	June 30,
	2012	2011

Revenue	$0	$0
Costs & Expenses:
Costs of goods sold	0	0
General & administrative	3,124	3,422
Interest
Total Costs & Expenses	3,124	3,422

Loss from continuing operations	-3,124	-3,422
Income Taxes
Net Loss	$(3,124)	$(3,422)

Basic and diluted per share amounts:
Continuing operations	-	-
Basic and diluted net loss	-	-

Weighted Average shares outstanding	188,043,662	188,043,662

See notes to unaudited interim financial statements.

Brightcube, Inc.

Statement of Operations

6 Months Ended June 30 2012

(Unaudited)

	Six Months Ended June 30,	June 30,
	2012	2011

Revenue	$0	$0
Costs & Expenses:
Costs of goods sold	0	0
General & administrative	10,054	7,254
Interest
Total Costs & Expenses	10,054	7,254

Loss from continuing operations	-10,054	-7,254
Income Taxes
Net Loss	($10,054)	($7,254)

Basic and diluted per share amounts:
Continuing operations	-	-
Basic and diluted net loss	-	-

Weighted Average shares outstanding	188,043,662	188,043,662

See notes to unaudited interim financial statements.

Statement of Cash Flows

6 Months Ended June 30, 2012

(unaudited)

	Six Months Ended June 30	June 30,
	2012	2011
Cash flows from operating activities:
Net Loss	$(10,054)	$(7,254)
Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided without cost	6,000	6,000
Expenses paid by related party	2,500	1,254
(Increase) decrease in current assets	0	0
Increase (decrease) in payables & accrued expenses	0	0
Cash flows used by operating activities:	-1,554	0

Cash flows from financing activities:
Proceeds from related party borrowings	2,500	0
Cash generated by financing activities	2,500	0
Change in cash	946	0

Cash beginning of period	567	0
Cash end of period	$1,513	$0
See notes to unaudited interim financial statements.

Brightcube, Inc.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2011 Audited Financial Statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate expenses paid directly by Mr. Manion and cash advances made by Mr. Manion. These unpaid items totaled $10,616 at June 30, 2012.

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

Liquidity and Capital Resources

At June 30, 2012, we had $1,513 cash as our only asset. We will use our limited personnel and financial resources first to ensure we are compliant with our reporting and disclosure obligations under the Exchange Act and then proceed with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results Of Operations

For the Three and Six Month Periods Ended June 30, 2012 (Q2 2011)

Compared To the Three and Six Month Periods Ended June 30, 2012 (Q2 2011)

The Company had no revenue for the three and six month periods ended June 30, 2012 and 2011. The Company has no present operations or revenues and its current activities are related primarily at funding the costs, including professional accounting fees and filing expenses, of registering its securities and being a reporting company under the Exchange Act. The Company has limited business activity related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

During the six month period General and Administrative expenses increased $2,800 due to an increase in state filing fees and payments for corporate expenses related to the Company’s reporting requirements.

Amounts due related parties consist of corporate expenses paid directly by Mr. Manion. These unpaid items totaled $11,686 at June 30, 2012. In addition, Mr. Manion provided his services and office space, with a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent quarterly interim period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

As of the quarterly period ending June 30, 2012 an evaluation was conducted under the supervision and with the participation of the principal executive and principal financial officer, regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer, who also performs the function of our Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period covered in this filing.

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

Changes in Internal Controls Regarding Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2012