Form 10-Q
period 2012-09-30
BRIGHTCUBE INC
filed 2012-10-16
CIK 1086722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

Brightcube, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	0-266932	87-0431036
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

525 Inner Circle, The Villages, Florida 32162
(Address of Principal Executive Offices) (Zip Code)

321-229-5444
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     .  Yes  ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☑    No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 30, 2012 there were 188,043,662 shares of the Registrant's Common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
	Signatures	8

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Brightcube, Inc.

Balance Sheets

	Sept 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets
Cash	$1,315	$567
Prepaid expenses	0	0
Total current assets	1,315	567

Total Assets	$1,315	$567

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Due to related parties	11,686	6,686
Total current liabilities	11,686	6,686

Stockholders' Deficiency:
Common stock-200,000,000 authorized $0.001 par value
188,043,662 issued & outstanding	188,044	188,044
Additional paid-in capital	23,988	14,988
Accumulated deficit	(222,403)	(209,151)
Total Stockholders' Deficiency	(10,371)	(6,119)

Total Liabilities & Stockholders' Deficiency	$1,315	$567
See notes to unaudited interim financial statements.

Brightcube, Inc.

Statement of Operations

Three and Nine Months Ended September 30 2012

(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30
	2012	2011	2012	2011

Revenue	$0	$0	$0	$0

Costs & Expenses:
Costs of goods sold			0	0
General & administrative	3,198	3,035	13,252	11,289
Interest	0	0	0	0
Total Costs & Expenses	3,198	3,035	13,252	11,289

Loss from continuing operations before income taxes	(3,198)	(3,035)	(13,252)	(11,289)
Income taxes	0	0	0	0

Net Loss	($3,198)	($3,035)	($13,252)	($11,289)

Basic and diluted per share amounts:
Continuing operations	0	0	0	0
Basic and diluted net loss	0	0	0	0

Weighted average shares outstanding (basic & diluted)	188,043,662	188,043,662	188,043,662	188,043,662
See notes to unaudited interim financial statements.

Brightcube, Inc.

Statement of Cash Flows

Nine Months Ended September 30 2012

(Unaudited)

	Nine Months Ended Sept 30,.
	2012	2011
Cash flows from operating activities:
Net Loss	($13,252)	($11,289)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	9,000	9,000
Expenses paid by related parties	2,500	1,289
Changes in operating assets & liabilities:
(Increase) decrease in current assets	0	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash flows used by operating activities:	(1,752)	(1,000)

Cash flows from financing activities:
Proceeds from related party borrowings	2,500	1,000
Cash generated by financing activities	2,500	1,000

Change in cash	748	0
Cash-beginning of period	567	0
Cash-end of period	$1,315	$0
See notes to unaudited interim financial statements.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Related Party Transactions not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate expenses paid directly by Mr. Manion and cash advances made by Mr. Manion. These unpaid items totaled $11,686 at September 30, 2012.

Fair value of services: Mr. Manion provided his services and office space without cost to the Company. These had a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent year-to-date interim period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 2. Management’s Discussion and Analysis or Plan of Financial Condition and Results of Operations

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

General Background:

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

Since September 7 2010, our common stock has not traded under any symbol and has not been subject to quotation. We do not expect to apply or receive a symbol until we commence a new business operation. There is currently no trading market in our shares. There can be no assurance that there will ever be an active trading market for our common stock.

Management intends to devote such time as it deems necessary to carry out our affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to our plan of operation.

Statement of Operations:

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

Liquidity and Resources:

At September 30, 2012, we had $1,315 cash as our only asset. We will use our limited personnel and financial resources first to ensure we are compliant with our reporting and disclosure obligations under the Exchange Act and then proceed with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in us. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

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

Results of Operations:

Three Months Ended September 30, 2012 (Q3 2012)

Compared To Three Months Ended September 30, 2011 (Q3 2011)

The Company had no revenue for the three months ended September 30, 2012 and 2011. The Company has no present operations or revenues and its current activities are related primarily at funding the costs, including professional accounting fees and filing expenses, of registering its securities and being a reporting company under the Exchange Act. The Company has limited business activity related to seeking new business opportunities, including seeking an acquisition or merger with an operating company.

General and administrative expense account increased $163 . Corporate expenses paid directly by Mr. Manion during 2012 related to the Company’s reporting obligations increased due to cost directly related to XBRL reporting requirements..

Amounts due related parties consist of corporate expenses paid directly by Mr. Manion. These unpaid items totaled $11,686 at September 30, 2012. In addition, Mr. Manion provided his services and office space, with a combined value of $1,000 per month. The total of these expenses was $3,000 for the most recent quarterly interim period and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

As of the quarterly period ending September 30, 2012 an evaluation was conducted under the supervision and with the participation of the principal executive and principal financial officer, regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our Chief Executive Officer, who also performs the function of our Chief Financial Officer concluded that our disclosure controls and procedures were effective for the period covered in this filing.

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

Changes in Internal Controls Regarding Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

Item 1A.  Risk Factors.

Not applicable for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Number	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2012	Brightcube, Inc.
By: /s/ Michael F. Manion
Michael F. Manion Chief Executive Officer, Chief Financial Officer, Director